Form 10QSB
period 1994-08-30
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 Form 10-Q/A

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended August 31, 1994

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number:  0-9015

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
             (Exact name of Registrant as specified in charter)

     Colorado                                84-0768695
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, Utah            84101
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (801) 359-9309

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90
days.  (1)  Yes [  ]  No [X]       (2)  Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At January 6, 1997 there were 19,700,000 shares of the Registrant's Common Stock outstanding.

NOTE:  YELLOW GOLD OF CRIPPLE CREEK, INC. (THE "COMPANY") HAS BEEN
DELINQUENT IN THE FILING OF ITS PERIODIC REPORTS SINCE APRIL 1995. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. THE REPORTS PROVIDE INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE HEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                       YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                            August  31,
                               1994             May 31,
                           (Unaudited)           1994

Current Assets
  Cash                     $        42       $       42

Other Assets
  Mineral properties            64,387           64,387
  Investment in subsidiaries   181,900          181,900
                               246,287          246,287

         TOTAL ASSETS      $   246,329       $  246,329


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable         $     8,215       $    8,215
  Accrued expenses              40,847           20,569
  Notes payable                676,377          676,377
                               725,439          705,161
STOCKHOLDERS' EQUITY

Common stock $.0025 par value,
 20,000,000 shares authorized,
 19,700,000 shares issued and
 outstanding respectively       49,250           49,250
Capital in excess of par       460,904          460,904
Retained (deficit) accumulated
 during the development stage (985,264)        (964,986)
Less: treasury stock            (4,000)          (4,000)

Total Stockholders' Equity    (479,110)        (458,832)

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY   $   246,329       $  246,329


                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)


                                                                For the Period
                                                                  During the
                                                                 Development
                                                                  Stage from
                                  For the Three Months           August 1953
                                    Ended August 31,          Through August 31,
                                 1994            1993                1994
Revenues:
 Sale of minerals and tailings  $     -        $    -           $      92,556

Expenses:

  Mine development costs              -             -                 134,730
  Salaries and related expenses       -            2,372              559,009
  Professional services               -              370              126,134
  Other general and administrative    -              403              180,023
  Depreciation                        -             -                 158,699

     Net Income from Operations $     -        $  (3,145)       $  (1,066,039)

Other income (expenses)

  Interest income                     -             -                  59,438
  Interest expense                (20,278)       (18,952)            (242,413)
  Gain (loss) on sale of assets       -             -                 251,960
  Other                               -             -                  11,790

 Net (loss) income before taxes $ (20,278)     $ (22,097)       $    (985,264)

   Taxes                              -             -                    -

      Net income (loss)         $ (20,278)     $ (22,097)       $    (985,264)

    Net income (loss) per share       -             -           $        (.06)

     Average weighted shares
      outstanding              19,600,000     19,600,000           15,751,397


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                                                 For the Period
                                                                   During the
                                                                  Development
                                                                  Stage from
                                                                  August 1953
                                         For the Three Months       Through
                                           Ended August 31,        August 31,
                                        1994            1993          1994
Cash Flow from Operating Activities:
  Net (loss) income                  $  (20,278)      $  (22,097)  $  (985,264)

   Adjustments to reconcile net
    income to net cash provided by
    operating activities

      Depreciation                         -               -           158,699
      Gain/loss on sale of
       assets/subsidiaries                 -               -              -
       Increase (decrease) in
        accounts payable
        and accrued expenses             20,278           22,097        48,062

       Net cash used by operating
        activities                         -               -          (778,503)

Cash Flow from Investing Activities

   Proceeds from sale of equipment         -               -            44,838

   Capital expenditures                    -               -          (196,037)

   Acquisition of mineral properties       -               -           (71,887)

   Investment in subsidiaries              -               -          (181,900)

      Net Cash (Used) Provided by
        Investing Activities               -               -          (404,986)

Cash Flow from Financing Activities:

   Net borrowing from
   stockholder/director and others         -               -           677,377

   Net proceeds, sales of common stock     -               -           510,154

   Purchase of treasury stock              -               -            (4,000)

         Net Cash (Used)/Provided by
               Financing Activities        -               -         1,183,531

   Net Cash Provided (Used)                -               -                42

   Cash at Beginning of the Year          42               -                -

   Net Cash at the End of the Year  $     42          $    -        $       42


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                August 31, 1994

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three months ended August 31, 1994 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1994.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since discontinuing operations in 1993, the Company has had no operations. The Company was organized for the purpose of engaging in mining activities; however, the Company does not have any cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and, unless required by applicable law, the articles of incorporation, or the bylaws, or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the possible reverse split of the outstanding shares of common stock, or the increase in the number of authorized shares of common stock, and the issuance of stock to acquire such an opportunity.

Liquidity and Capital Resources

     As of August 31, 1994, the Company had assets consisting of mineral properties and investments in subsidiaries, and liabilities of $725,439 owed primarily to Charles A. Dager, a former officer, director and controlling shareholder of the Company. For the three months ended August 31, 1994, the

Company recognized a loss of $20,278. For the period during the development stage of the Company, from August 1953 through August 31, 1994, the Company had an accumulated loss of $985,264. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company will a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or the sole director of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Results of Operations

     The Company had no operations during the quarter ended August 31, 1994, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 11, 1994, Mr. Charles A. Dager, a former officer and director of the Company, and at the time a controlling shareholder of the Company, obtained a judgement against the Company in the District Court, Teller County, State of Colorado (Case No. 94CV-000013 Division 5), in the principal amount of $675,143.19. On May 15, 1995, at a sheriff's sale conducted in Teller County, State of Colorado, Mr. Dager purchased all of the remaining mining assets of the Company for $50,000. On October 23, 1996, the balance of the amount of the judgement was forgiven by Mr. Dager and a Satisfaction of Judgement was filed by him in such case.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.   Description of Exhibit                               Page

      3.1          Articles of Incorporation, as amended                  *

      3.2          By-Laws of the Company currently in effect             *

      4.1          Form of certificate evidencing shares of Common Stock  *

          *Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission, file no. 0-9015.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Yellow Gold of Cripple Creek, Inc.



Date:  January 13, 1997                    By /s/ Howard M. Oveson
                                              Howard M. Oveson, President and
                                              Principal Financial Officer