Form 10QSB
period 1994-11-30
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                Form 10-Q/A

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended November 30, 1994

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

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                        (A Development Stage Company)
                               Balance Sheets


                                  ASSETS

                                             November 30,
                                                1994         May 31,
                                            (Unaudited)       1994

Current Assets
  Cash                                   $        42     $        42

Other Assets
  Mineral properties                          64,387          64,387
  Investment in subsidiaries                 181,900         181,900
                                             246,287         246,287

         TOTAL ASSETS                    $   246,329     $   246,329


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                       $     8,215     $     8,215
  Accrued expenses                            61,125          20,569
  Notes payable                              676,377         676,377
                                             745,717         705,161
STOCKHOLDERS' EQUITY

Common stock $.0025 par value,
 20,000,000 shares authorized,
 19,700,000 shares issued and
 outstanding respectively                     49,250          49,250
Capital in excess of par                     460,904         460,904
Retained (deficit) accumulated during
 the development stage                    (1,005,542)       (964,986)
Less: treasury stock                          (4,000)         (4,000)

       Total Stockholders' Equity           (499,388)       (458,832)

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $   246,329     $   246,329


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                 For the Period
                                                                   During the
                                                                   Development
                                                                   Stage from
                       For the Three Months  For the Six Months    August 1953
                        Ended November 30,   Ended November 30, Through November
                       1994          1993   1994          1993      30, 1994

Revenues:
  Sale of minerals
   and tailings       $     -     $     -   $     -    $          $     92,556

Expenses:

 Mine development costs     -           -         -          -         134,730
 Salaries and related
  expenses                  -        2,372        -       4,744        559,009
 Professional services      -           -         -         370        126,134
 Other general and
  administrative            -          302        -         403        180,023
 Depreciation               -           -         -          -         158,699

 Net Income from
  Operations          $     -     $ (2,674) $     -    $ (5,517)  $ (1,066,039)

Other income
 (expenses)

Interest income             -           -         -          -          59,438
Interest expense         (20,278)  (18,952)  (40,556)   (37,904)      (262,691)
Gain (loss) on sale
 of assets                  -           -         -          -         251,960
 Other                      -           -         -          -          11,790

Net (loss) before
 income taxes            (20,278)  (21,626)  (40,556)   (43,421)    (1,005,542)

Taxes                       -           -         -          -            -

Net income (loss)     $  (20,278) $(21,626) $ 40,556)  $(43,421)  $ (1,005,542)

Net income (loss)
 per share                  -           -         -          -    $       (.06)

Average weighted
 shares outstanding  19,600,000 19,600,000 19,600,000 19,600,000    15,774,170


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                For the Period
                                                                  During the
                                                                  Development
                                                                  Stage from
                                                                  August 1953
                                         For the Six Months         Through
                                         Ended November 30,      November 30,
                                         1994          1993          1994
Cash Flow from Operating Activities:

  Net (loss) income                    $ (40,556)   $  (43,421) $   (1,005,542)

 Adjustments to reconcile net
  income to net cash provided by
  operating activities

  Depreciation                               -             -           158,699
  Gain/loss on sale of assets/
   subsidiaries                              -             -              -
  Increase (decrease) in accounts
   payable and accrued expenses           40,556        43,421          68,340

   Net cash used by operating
    activities                               -             -          (778,503)

Cash Flow from Investing Activities

  Proceeds from sale of equipment            -             -            44,838

  Capital expenditures                       -             -          (196,037)

  Acquisition of mineral
   properties                                -             -           (71,887)

  Investment in subsidiaries                 -             -          (181,900)

    Net Cash (Used) Provided by
     Investing Activities                    -             -          (404,986)

Cash Flow from Financing Activities:

 Net borrowing from stockholder/
  director and others                        -             -           677,377

 Net proceeds, sales of common stock         -             -           510,154

 Purchase of treasury stock                  -             -             4,000

       Net Cash (Used)/Provided by
             Financing Activities            -             -         1,183,531

   Net Cash Provided (Used)                  -             -                42

   Cash at Beginning of the Year               42          -                -

   Net Cash at the End of the Year       $     42     $     -         $     42


                         YELLOW GOLD OF CRIPPLE CREEK, INC.
                                November 30, 1994

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the six months ended November 30, 1994 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1994.

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

Liquidity and Capital Resources

     As of November 30, 1994, the Company had assets consisting of mineral properties and investments in subsidiaries in the aggregate amount of $246,287, and liabilities of $745,717 owed primarily to Charles A. Dager, a former officer, director and controlling shareholder of the Company. For the six months ended November 30, 1994, the Company recognized a loss of $40,556. For the period during the development stage of the Company, from August 1953 through November 30, 1994, the Company had an accumulated loss of $1,005,542. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended November 30, 1994, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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