Form 10QSB
period 1995-02-28
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended February 28, 1995

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

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                      ASSETS


                                        February 28,
                                          1995           May 31,
                                       (Unaudited)        1994
Current Assets
  Cash                                  $       42    $       42

Other Assets
  Mineral properties                        64,387        64,387
  Investment in subsidiaries               181,900       181,900
                                           246,287       246,287

         TOTAL ASSETS                   $  246,329    $  246,329


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                      $    8,215     $   8,215
  Accrued expenses                          81,403        20,569
  Notes payable                            676,377       676,377
                                           765,995       705,161
STOCKHOLDERS' EQUITY

Common stock $.0025 par value,
 20,000,000 shares authorized,
 19,700,000 shares issued and
 outstanding respectively                   49,250        49,250
Capital in excess of par                   460,904       460,904
Retained (deficit) accumulated during
 the development stage                  (1,025,820)     (964,986)
Less: treasury stock                        (4,000)       (4,000)

 Total Stockholders' Equity               (519,666)     (458,832)

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $  246,329     $ 246,329


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                 For the Period
                                                                   During the
                                                                   Development
                                                                   Stage from
                     For the Three Months  For the Nine Months     August 1953
                     Ended February 28,    Ended February 28 ,  Through February
                    1995        1994     1995          1994         28, 1995

Revenues:
 Sale of minerals
  and tailings     $     -    $     -    $     -      $     -     $     92,556

Expenses:

Mine development
 costs                   -          -          -           -           134,730
Salaries and related
 expenses                -       2,372         -         7,116         559,009
Professional services    -          -          -           370         126,134
Other general and
 administrative          -         183         -           586         180,023
Depreciation             -          -          -           -           158,699

  Net Income from
   Operations            -      (2,555)        -        (8,072)     (1,066,039)

Other income
 (expenses)

Interest income          -          -          -           -            59,438
Interest expense      (20,278) (18,952)    (60,834)    (56,856)       (282,969)
Gain (loss) on sale
 of assets               -          -          -                       251,960
Other                    -          -          -                        11,790

Net (loss) before
 income taxes         (20,278) (21,507)    (60,834)    (64,928)     (1,025,820)

  Taxes                  -          -          -           -             -

 Net income (loss) $  (20,278)$(21,507)  $ (60,834)   $(64,928)   $ (1,025,820)

 Net income (loss)
 per share               -          -          -           -      $       (.06)

Average weighted
shares outstanding 19,600,000 19,600,000 19,600,000 19,600,000      15,796,675


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                                               For the Period
                                                                 During the
                                                                Development
                                                                Stage from
                                                                August 1953
                                  For the Nine Months            Through
                                  Ended February 28,           February 28,
                                 1995          1994                1995

Cash Flow from Operating
 Activities:
Net (loss) income            $  (60,834)  $  (64,928)       $     (1,025,820)

Adjustments to reconcile net
 income to net cash provided
 by operating activities

    Depreciation                   -            -                    158,699
    Gain/loss on sale of
     assets/subsidiaries           -            -                       -
     Increase (decrease) in
      accounts payable
      and accrued expenses       60,834       64,928                  88,618

     Net cash used by
      operating activities         -            -                   (778,503)

Cash Flow from Investing
 Activities

 Proceeds from sale of
  equipment                        -            -                     44,838

 Capital expenditures              -            -                   (196,037)

 Acquisition of mineral
  properties                       -            -                    (71,887)

 Investment in subsidiaries        -            -                   (181,900)

  Net Cash (Used) Provided by
   Investing Activities            -            -                   (404,986)

Cash Flow from Financing
 Activities:

 Net borrowing from
  stockholder/director
  and others                       -            -                    677,377

 Net proceeds, sales of
  common stock                     -            -                    510,154

 Purchase of treasury stock        -            -                      4,000

 Net Cash (Used)/Provided by
  Financing Activities             -            -                  1,183,531

   Net Cash Provided (Used)

Cash at Beginning of the Year        42         -                         42
Net Cash at the End of the
 Year                        $       42   $     -           $             42


                           YELLOW GOLD OF CRIPPLE CREEK, INC.
                                 February 28, 1995

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and nine months ended February 28, 1995 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1994.

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

Liquidity and Capital Resources

     As of February 28, 1995, the Company had assets consisting of mineral properties and investments in subsidiaries in the aggregate amount of $246,287, and liabilities of $765,995 owed primarily to Charles A. Dager, a former officer, director and controlling shareholder of the Company. For the nine months ended February 28, 1995, the Company recognized a loss of $60,834. For the period during the development stage of the Company, from August 1953 through February 28, 1995, the Company had an accumulated loss of $1,025,820. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.
     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company will a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or the sole director of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Results of Operations

     The Company had no operations during the quarter ended February 28, 1995, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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