Form 10QSB
period 1995-08-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended August 31, 1995

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

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                               Balance Sheets


                                        ASSETS

                                            August  31,
                                               1995              May 31,
                                           (Unaudited)            1995
Total Assets                               $       -           $      -


                                STOCKHOLDERS' EQUITY

Stockholders' Equity

Common stock $.0025 par value, 20,000,000
 shares authorized, 19,700,000 shares
 issued and outstanding                    $    49,250         $    49,250
Capital in excess of par                       460,904             460,904
Retained (deficit) accumulated during
 the development stage                        (506,154)           (506,154)
Less: treasury stock                            (4,000)             (4,000)

         Total Stockholders' Equity        $       -           $      -

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY              $       -           $      -


                              YELLOW GOLD OF CRIPPLE CREEK, INC.
                                (A Development Stage Company)
                                  Statements of Operations
                                         (Unaudited)


                                                               For the Period
                                                                 During the
                                                                 Development
                                                                  Stage from
                                      For the Three Months       August 1953
                                        Ended August 31,      Through August 31,
                                     1995            1994           1995
Revenues:
Sale of minerals and tailings      $     -        $     -        $     92,556

Expenses:

Mine development costs                   -              -             134,730
Salaries and related expenses            -              -             559,009
Professional services                    -              -             126,134
Other general and administrative         -              -             180,065
Depreciation                             -              -             158,699

      Net Income from Operations   $     -        $     -        $ (1,066,081)

Other income (expenses)

Interest income                          -              -              59,438
Interest expense                         -           (20,278)        (299,859)
Gain (loss) on sale of assets            -              -             237,573
Gain on relief of indebtedness           -              -             732,885
Loss on abandonment of subsidiaries      -              -            (181,900)
Other                                    -              -              11,790

 Net (loss) income before taxes    $     -        $  (20,278)   $    (506,154)

 Taxes                                   -              -                -

    Net income (loss)              $     -        $  (20,278)   $    (506,154)

    Net income (loss) per share          -              -       $        (.03)

    Average weighted shares
     outstanding                    19,600,000    19,600,000       15,840,900


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                                                 For the Period
                                                                  During the
                                                                  Development
                                                                  Stage from
                                                                  August 1953
                                   For the Three Months             Through
                                      Ended August 31,             August 31,
                                 1995              1994              1995

Cash Flow from Operating
 Activities:
Net (loss) income             $     -        $     (20,278)     $     (506,154)

 Adjustments to reconcile net
  income to net cash provided
  by operating activities

    Depreciation                    -                 -                158,699
    Gain/loss on sale of assets/
     subsidiaries                   -                 -               (450,659)
     Increase (decrease) in
      accounts payable
      and accrued expenses          -               20,278              19,569

     Net cash used by
      operating activities          -                 -               (778,545)

Cash Flow from Investing
 Activities

 Proceeds from sale of
  equipment                         -                 -                 44,838

 Capital expenditures               -                 -               (196,037)

 Acquisition of mineral
  properties                        -                 -                (71,887)

 Investment in subsidiaries         -                 -               (181,900)

    Net Cash (Used) Provided by
      Investing Activities          -                 -               (404,986)

Cash Flow from Financing
 Activities:

 Net borrowing from stockholder/
  director and others               -                 -                677,377

 Net proceeds, sales of
  common stock                      -                 -                510,154

 Purchase of treasury stock         -                 -                 (4,000)

   Net Cash (Used)/Provided by
        Financing Activities        -                 -              1,183,531

   Net Cash Provided (Used)         -                 -                  -

   Cash at Beginning of the Year    -                   42               -

   Net Cash at the End of
    the Year                 $      -        $          42      $        -


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                August 31, 1995

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three months ended August 31, 1995 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1995.

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

Liquidity and Capital Resources

     As of August 31, 1995, the Company had no assets and no liabilities. For the period during the development stage of the Company, from August 1953 through August 31, 1995, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended August 31, 1995, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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