Form 10QSB
period 1995-11-30
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended November 30, 1995

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

<APGE> 2

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

                                                    November 30,
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


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                               For the Period
                                                                During the
                                                                Development
                                                                Stage from
                  For the Three Months   For the Six Months     August 1953
                   Ended November 30,    Ended November 30, Through November 30,
                  1995           1994  1995            1994        1995
Revenues:
Sale of minerals
 and tailings   $      -       $   -   $     -      $          $       92,556

Expenses:

Mine development
 costs                 -           -         -             -          134,730
Salaries and
 related expenses      -           -         -             -          559,009
Professional services  -           -         -             -          126,134
Other general and
 administrative        -           -         -             -          180,065
Depreciation           -           -         -             -          158,699

Net Income from
  Operations    $      -       $   -     $     -    $      -     $   (1,066,081)

Other income
 (expenses)

Interest income        -           -         -             -             59,438
Interest expense       -        (20,278)     -          (40,556)       (299,859)
Gain (loss) on sale
 of assets             -           -         -             -            237,573
Gain on relief of
 indebtedness                                                           732,885
Loss on abandonment
 of subsidiaries                                                       (181,900)
Other                  -           -         -             -             11,790

Net (loss) before
  income taxes         -        (20,278)     -          (40,556)       (506,154)

Taxes                  -           -         -             -               -

  Net income
   (loss)       $      -       $(20,278) $   -      $   (40,556)  $    (506,154)

  Net income
  (loss) per
   share               -           -         -             -       $       (.03)

 Average weighted
  shares
  outstanding     19,600,000 19,600,000  19,600,000  19,600,000      15,862,629


                           YELLOW GOLD OF CRIPPLE CREEK, INC.
                            (A Development Stage Company)
                          Statements of Cash Flows (Unaudited)


                                                                For the Period
                                                                  During the
                                                                  Development
                                                                  Stage from
                                                                  August 1953
                                       For the Six Months           Through
                                       Ended November 30,         November 30,
                                    1995              1994            1995
Cash Flow from Operating
 Activities:

  Net (loss) income              $     -        $    (40,554)  $     (506,154)

 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities

   Depreciation                        -                -             158,699
   Gain/loss on sale of assets/
    subsidiaries                       -                -            (450,659)
   Increase (decrease) in
    accounts payable and
    accrued expenses                   -              40,556           19,569

    Net cash used by operating
     activities                        -                -            (778,545)

Cash Flow from Investing Activities

 Proceeds from sale of equipment       -                -              44,838

 Capital expenditures                  -                -            (196,037)

 Acquisition of mineral properties     -                -             (71,887)

 Investment in subsidiaries            -                -            (181,900)

    Net Cash (Used) Provided by
      Investing Activities             -                -            (404,986)

Cash Flow from Financing Activities:

 Net borrowing from stockholder/
  director and others                  -                -             677,377

 Net proceeds, sales of common
  stock                                -                -             510,154

   Purchase of treasury stock          -                -              (4,000)

     Net Cash (Used)/Provided by
         Financing Activities          -                -           1,183,531

 Net Cash Provided (Used)

 Cash at Beginning of the Year        -                   42            -

 Net Cash at the End of the Year $    -         $         42   $        -


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                November 30, 1995

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and six months ended November 30, 1995 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1995.

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

Liquidity and Capital Resources

     As of November 30, 1995, the Company had no assets and no liabilities. For the period during the development stage of the Company, from August 1953 through November 30, 1995, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended November 30, 1995, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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