Form 10QSB
period 1996-02-28
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the quarter ended February 28, 1996

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

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                               Balance Sheets

                                    ASSETS


                                                    February 28,
                                                       1996         May 31,
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


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                             For the Period
                                                               During the
                                                              Development
                                                               Stage from
                For the Three Months   For the Nine Months    August 1953
                  Ended November 30,    Ended November 30, Through February 28,
                 1995           1994   1995          1994          1996
Revenues:
Sale of
 minerals
 and tailings  $     -      $     -    $     -      $          $     92,556

Expenses:

Mine development
 costs               -            -          -            -         134,730
Salaries and
 related expenses    -            -          -            -         559,009
Professional
 services            -            -          -            -         126,134
Other general
 and administrative  -            -          -            -         180,065
Depreciation         -            -          -            -         158,699

Net Income from
   Operations  $     -      $     -    $     -      $     -    $ (1,066,081)

Other income
 (expenses)

Interest income      -            -          -            -          59,438
Interest expense     -        (20,278)       -         (60,834)    (299,859)
Gain (loss) on
 sale of assets      -            -          -            -         237,573
Gain on relief
 of indebtedness                                                    732,885
Loss on abandonment
 of subsidiaries                                                   (181,900)
Other                -            -          -            -          11,790

Net (loss) before
 income taxes        -        (20,278)       -         (60,834)    (506,154)

Taxes                -            -          -            -             -

Net income
 (loss)        $     -      $ (20,278) $     -      $  (60,834) $  (506,154)

 Net income
  (loss) per
  share              -            -          -            -     $      (.03)

Average weighted
 shares
 outstanding   19,600,000  19,600,000    19,600,000 19,600,000   15,862,629


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows(Unaudited)

                                                                For the Period
                                                                  During the
                                                                 Development
                                                                 Stage from
                                                                August 1953
                                      For the Nine Months         Through
                                      Ended November 30,        November 30,
                                    1995             1994           1995
Cash Flow from Operating
 Activities:

Net (loss) income                  $     -      $   (60,834)   $     (506,154)

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities

Depreciation                             -             -              158,699
Gain/loss on sale of
 assets/subsidiaries                     -             -             (450,659)
Increase (decrease) in
 accounts payable
 and accrued expenses                    -           60,834            19,569

 Net cash used by
  operating activities                   -             -             (778,545)

Cash Flow from Investing
 Activities

Proceeds from sale of
 equipment                               -            -                44,838

Capital expenditures                     -            -              (196,037)

Acquisition of mineral
 properties                              -            -               (71,887)

Investment in subsidiaries               -            -              (181,900)

 Net Cash (Used) Provided by
   Investing Activities                  -            -              (404,986)

Cash Flow from Financing Activities:

Net borrowing from stockholder/
 director and others                     -            -               677,377

Net proceeds, sales of
 common stock                            -            -               510,154

Purchase of treasury stock               -            -                (4,000)

 Net Cash (Used)/Provided by
   Financing Activities                  -            -             1,183,531

 Net Cash Provided (Used)

 Cash at Beginning of the Year           -               42              -

 Net Cash at the End of the Year   $     -      $        42    $         -


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                February 28, 1996

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and nine months ended February 28, 1996 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1995.

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

Liquidity and Capital Resources

     As of February 28, 1996, the Company had no assets and no liabilities. For the period during the development stage of the Company, from August 1953 through February 28, 1996, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended February 28, 1996, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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