Form 10QSB
period 1996-11-30
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-22
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended November 30, 1996

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

                                                    November 30,
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


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                 (Unaudited)


                                                            For the Period
                                                             During the
                                                             Development
                                                              Stage from
                  For the Three Months  For the Six Months   August 1953
                   Ended November 30,   Ended November 30, Through November 30,
                 1996              1995 1996         1995          1996
Revenues:
Sale of
 minerals and
 tailings        $    -        $     -   $    -     $          $     92,556

Expenses:

Mine development
 costs                -              -        -          -          134,730
Salaries and
 related expenses     -              -        -          -          559,009
Professional
 services             -              -        -          -          126,134
Other general and
 administrative       -              -        -          -          180,065
Depreciation          -              -        -          -          158,699

Net Income
 from Operations $    -        $     -   $    -     $    -     $ (1,066,081)

Other income
 (expenses)

Interest income      -              -         -          -           59,438
Interest expense     -              -         -          -         (299,859)
Gain (loss) on
 sale of assets      -              -         -          -          237,573
Gain on relief
 of indebtedness                                                    732,885
Loss on abandonment
 of subsidiaries                                                   (181,900)
Other                -              -         -          -           11,790

Net (loss) before
 income taxes        -              -         -          -         (506,154)

Taxes                -              -         -          -             -

Net income
 (loss)          $   -         $    -    $    -     $    -     $   (506,154)

Net income
 (loss) per
  share              -              -         -          -     $       (.03)

Average weighted
 shares
 outstanding    19,600,000     19,600,000  19,600,000 19,600,000 15,862,629


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

                                                             For the Period
                                                               During the
                                                              Development
                                                              Stage from
                                                              August 1953
                                  For the Six Months           Through
                                  Ended November 30,          November 30,
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


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                November 30, 1996

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and six months ended November 30, 1996 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1996.

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

Liquidity and Capital Resources

     As of November 30, 1996, the Company had no assets and no liabilities. For the period during the development stage of the Company, from August 1953 through November 30, 1996, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended November 30, 1996, and has not had any significant operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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

     (a)Exhibits.  The following exhibits are included as part of this report:

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