Form 10KSB
period 1995-05-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-23
CIK 313109

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934 [FEE REQUIRED]

     For the fiscal year ended May 31, 1995

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

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

Title of each class      Name of each exchange on which registered
        None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class      Name of each exchange on which registered
Common Stock,                 None
Par Value $.0025

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such fling requirements for the past 90 days.  (1)
Yes [  ]  No [X]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [   ]

State issuer's revenues for its most recent fiscal year:    $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At January 6, 1997 there were 19,700,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

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

History and Organization

     The Company was incorporated under the laws of the State of Colorado on August 24, 1936, as Dooley Leasing Company to engage in the mining industry.

The Company changed its name to Yellow Gold of Cripple Creek, Inc. on April 17, 1978. The Company discontinued its mining operations in 1993 and is considered a development stage company.

     In January 1994 all of the officers and directors of the Company resigned. In December 1996 a new director was elected by the shareholders and new officers were appointed.

       On March 2, 1994, the Company's charter was suspended by the State of Colorado for failure to maintain a registered agent. The Company was reinstated in December 1996.

     On October 21, 1996, Howard M. Oveson, the president and sole director of the Company since December 6, 1996, purchased 11,102,500 shares of common stock from Charles A. Dager for $30,000. Said shares represent approximately 56.36% of the outstanding common stock of the Company. As a result of such purchase, Mr. Dager also agreed to forgive any debt owed by the Company to him and to file a satisfaction of the judgement obtained by him against the Company. (See "ITEM
3.  LEGAL PROCEEDINGS.")

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may,therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     Since December 1996, the Company's administrative offices have been located at 57 West 200 South, Suite 310, Salt Lake City, Utah 84101, which are the offices of Howard M. Oveson, the president and sole director of the Company.
Mr. Oveson has allowed the Company to use this office space without charge.

                    ITEM 3.  LEGAL PROCEEDINGS

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended May 31, 1995.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "YGCC." There is presently no public trading market for the common stock of the Company, and there has been no reported bid price of the stock since at least third quarter 1993. Current management has no information concerning the high and low bid prices for the first two quarters of 1993. At January 6, 1997, there was no bid price for the Company's common stock.

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At January 6, 1997, the Company had approximately 1,140 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O. Box 65665, Salt Lake City, Utah 84165; telephone number (801) 485-5555.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

     As of May 31, 1995, the Company had no assets and no liabilities. For the twelve months ended May 31, 1995, the Company recognized a loss of $181,900 on the abandonment of two of its subsidiaries which were dissolved because of inactivity, and a loss of $14,837 on the sale of all of the remaining assets of the Company in a sheriff's sale to Mr. Charles A. Dager, a former officer and director of the Company. Subsequent to the year ended
May 31, 1995, Mr. Dager forgave the remaining amount of his judgement against the Company and the Company recognized a gain on the forgiveness of debt in the amount of $732,885. For the period during the development stage of the Company, from August 1953 through May 31, 1995, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or the sole director of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Results of Operations

     The Company has not had any operations during the fiscal year ended May 31, 1995, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In December 1996, the Company engaged Orton & Company, Certified Public Accountants as independent auditors of the Company. Because of the change of control of the Company and the location of new management to the State of Utah, the board of directors decided not to retain H. Hassel Taylor, C.P.A., the prior independent auditor, to audit the financial statements of the Company for the fiscal year covered by this report. The decision not to re-engage Mr. Taylor did not involve a dispute with the Company over accounting policies or practices. The report of Mr. Taylor on the Company's financial statements for the years ended May 31, 1994 and 1993 contained an explanatory paragraph as the Company's ability to "continue development stage operations." Except for such "going concern" limitation, the report of Mr. Taylor did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audits of the Company's financial statements for each of the three years ended May 31, 1994, there were no disagreements with Mr. Taylor on any matters of accounting principles and practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Mr. Taylor would have caused such firm to make reference to the matter in his report.

                             PART III

    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth as of January 6, 1997, the name, age, and position of the sole executive officer and director of the Company and the term of office of such director:



     Name                Age   Position(s)              Director/Officer Since

     Howard M. Oveson    63   Director, President       December 1996
                              and Treasurer

     Set forth below is certain biographical information regarding the Company's current executive officer and director:

          HOWARD M. OVESON has been self-employed since 1980 as a business consultant to private and public companies. Mr. Oveson has also been a director and the secretary/treasurer of Apex Minerals Corporation, a Delaware corporation, since July 1995, and a director and the secretary of Mountain States Resources Corporation, a Utah corporation, since July 1996. Each of these corporations is a reporting company with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's outstanding common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. The Company had no officers or directors during the fiscal year ended May 31, 1995, and the only person known to the Company to beneficially own in excess of 10% of the outstanding common stock of the Company was Mr. Charles A. Dager. Mr. Dager has represented to the Company that no such required reports were filed late or were not filed as required by Section 16 of the Exchange Act for such fiscal year.

                 ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the former president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended May 31, 1995, or the two prior fiscal years.

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of January 6, 1997, of (i) eachperson who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officersof the Company as a group:




                                     Amount and Nature
Name and Address         of Beneficial
of Beneficial Owner       Ownership               Percent of Class

Howard M. Oveson         11,102,500               56.36%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Charles A. Dager          1,000,000               5.076%
106 South Third Street
P.O. Box 85
Victor, CO  80860

Executive Officers and
Directors as a Group
(1 Person)               11,102,500               56.36%

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Since December 1996, Mr. Howard M. Oveson, an officer, director, and controlling shareholder of the Company, has advanced funds to the Company for the purpose of making payments for the benefit of the Company to the Company's accountants and legal counsel so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission, and for the payment of the expenses involved in reinstating the Company's charter in the State of Colorado.

     During the year ended May 31, 1995, the Company was indebted to Mr. Charles
A. Dager, an officer and a director of the Company through January 1994, and a person owning in excess of 10% of the outstanding common stock of the Company through October 1996. Mr. Dager held a judgement against the Company in the principal amount of $675,143.19, of which $50,000 had been satisfied through the foreclosure sale of all of the assets of the Company to Mr. Dager in May 1995. The remaining balance of the debt was forgiven in full in October 1996 and a satisfaction of judgment was filed by Mr. Dager in October 1996 in connection with the sale of shares of common stock of the Company owned by him to Milagro Holdings, Inc., a Delaware corporation controlled by Mr. Howard M. Oveson, a current officer, director, and 10% shareholder of the Company.

     Mr. Howard M. Oveson, an officer, director, and controlling shareholder of the Company, is also an officer and director of two other reporting companies, one of which is publicly held and the other of which is in the process of raising capital through a public offering registered with the Securities and Exchange Commission for the specific purpose of engaging in mining or other operations relating to mining claims located in southern Utah. The existing publicly held company is also seeking business opportunities, and it is possible that conflicts between such entity and the Company for such business opportunities may arise. There is no agreement between such two entities concerning such conflict.

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended May 31, 1995, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by former management, during the fiscal year ended May 31, 1995, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended May 31, 1995, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

         ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                         Page
          Report of Orton & Company, Certified Public Accountants         12
          Balance Sheet as of May 31, 1995                                13
          Statements of Operations for the fiscal years ended May 31, 1995 and 1994, and for the period during development stage from
               August 1953 through May 31, 1995                           14
          Statements of Stockholders' Equity from August 1953
               through May 31, 1995                                       15
          Statements of Cash Flows for the fiscal years ended May 31, 1995 and 1994, and for the period during development stage from
               August 1953 through May 31, 1995                           17
          Notes to Financial Statements                                   18

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Description of Exhibit                            Page

      3.1      Articles of Incorporation, as amended                    *

      3.2      By-Laws of the Company currently in effect               *

      4.1      Form of certificate evidencing shares of Common Stock    *

      16.1     Letter on change in certifying accountant.               19

      23.1     Consent of Orton & Company, independent auditor          21

      23.2     Consent of H. Hassel Taylor, C.P.A., independent auditor 20

          *Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission, file no. 0-9015.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter ofthe fiscal year ended May 31, 1995.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Yellow Gold of Cripple Creek, Inc.




Date:  January 13, 1997                 By /s/ Howard M. Oveson
                                        Howard M. Oveson, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.




Date:  January 13, 1997             /s/ Howard M. Oveson
                                    Howard M. Oveson, Sole Director and
                                    Principal Financial and Accounting Officer

                        Independent Auditors' Report




To the Board of Directors and Stockholders of Yellow Gold of Cripple Creek,
Inc.:

We have audited the accompanying balance sheet of Yellow Gold of Cripple
Creek, Inc., (a development stage company) as of May 31, 1995 and the related statements of operations, stockholders' equity and cashflows for the year then
ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the periods August 1953 (inception) to May 31, 1994 were audited by other auditors who expressed unqualified opinions on them. The accumulated totals are the responsibility of the auditors of the respective periods.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Gold of Cripple Creek, Inc. as of May 31, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operating capital and has no operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Orton & Company
Certified Public Accountants
Salt Lake City, Utah
January 6, 1997

                Yellow Gold of Cripple Creek, Inc.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS


                                                                  May 31,
                                                                   1995

Total Assets                                                   $      -


                       STOCKHOLDERS' EQUITY


Stockholders' Equity
  Common stock $.0025 par value,
     20,000,000 shares authorized,
     19,700,000 shares issued and
     outstanding                                               $     49,250
  Capital in excess of par                                          460,904
  Retained (deficit) accumulated
   since the development stage                                     (506,154)
  Less treasury stock (Note 5)                                       (4,000)

Total Stockholders' Equity                                     $       -


                        Yellow Gold of Cripple Creek, Inc.
                          (A Development Stage Company)
                             Statements of Operations




                                                                      For the
                                                                   Period During
                                                                 the Development
                                                                    Stage from
                                                                    August 1953
                                      For the Year Ended              Through
                                           May 31,                    May 31,
                                      1995         1994                1995
Revenues:
 Sale of minerals and tailings      $       -    $      -         $      92,556

Expenses:

   Mine development costs                   -           -               134,730
   Salaries and related expenses            -         9,491             559,009
   Professional services                    -        10,470             126,134
   Other general and administrative         42        2,346             180,065
   Depreciation                             -           -               158,699

     Net Income from Operations     $      (42)  $  (22,307)      $  (1,066,081)

Other income (expenses)

   Interest income                          -           116              59,438
   Interest expense                    (77,724)     (75,810)           (299,859)
   Gain (loss) on sale of
    assets (Note 4)                    (14,387)      28,365             237,573
   Gain on relief of
    indebtedness (Note 4)              732,885         -                732,885
   Loss on abandonment of
    subsidiaries (Note 3)             (181,900)        -               (181,900)
   Other                                    -            55              11,790

   Net (loss) income
    before taxes                    $  458,832   $  (69,581)      $    (506,154)

   Taxes (Note 1)                           -          -                   -

     Net income (loss)              $  458,832   $  (69,581)      $    (506,154)

      Net income (loss) per
       common share                 $      .02   $     -          $        (.03)

      Average weighted shares
       outstanding                  19,600,000   19,600,000          15,818,917


                          Yellow Gold of Cripple Creek, Inc.
                            (A Development Stage Company)
                         Statements of Stockholders' Equity





                                                          Deficit
                                                        Accumulated
                                          Additional    During the
                       Common   Stock      Paid-in      Development    Treasury
                      Shares    Amount     Capital        Stage         Stock


August 1953:
Issued for cash,
 $.0025/share      10,000,000   $25,000  $  (17,500)    $     -        $     -

Issued for cash,
 $.04/share           500,000     1,250      18,750           -              -

 Net loss, inception
  to 5/31/78             -           -          -          (8,383)           -

August 1978:

Issued for cash,
 $10 per share
 net of issue costs
 of $68,596         5,000,000    12,500     418,904           -              -

Sale of warrants,
 500,000 shares          -           -           50           -              -

 Net loss FYE
 5/31/79                 -           -          -         (61,759)           -

June 1979:

Purchase 100,000
 shares of treasury
 stock                   -           -          -             -          (4,000)

January 1980, issued
 for cash at option
 price of $.04 per
 share                100,000       250       3,750           -              -

March 1980, issued
 for cash at option
 price of $.04 per
 share                100,000       250       3,750           -              -

Net loss FYE
 5/31/80                 -           -          -         (99,561)           -

Net loss FYE
5/31/81, 82, 83                                          (217,641)

Capital contributed
 through the
 Rittenhouse Project                         23,200

Net loss FYE
5/31/84, 85, 86                                          (234,569)

Net income FYE
5/31/87                                                    89,534

Net loss FYE
5/31/88                  -           -          -         (70,767)           -

July 1988, stock
 issued in exchange
 for note due       4,000,000    10,000      10,000           -              -

Net loss FYE
 5/31/89                 -           -          -         (61,242)           -

Net loss FYE
 5/31/90                 -           -          -         (56,726)           -

Net loss FYE
 5/31/91                 -           -          -         (65,708)           -

Net loss FYE
 5/31/92                 -           -          -         (55,621)           -

Net loss FYE
 5/31/93                 -           -          -         (52,962)           -

Net loss, FYE
 5/31/94                 -           -          -         (69,581)           -

Net income FYE
 5/31/95                                                  458,832

                   19,700,000   $49,250  $  460,904     $(506,154)     $ (4,000)


                         Yellow Gold of Cripple Creek, Inc.
                            (A Development Stage Company)
                             Statements of Cash Flows


                                                                        For the
                                                                        Period
                                                                      During the
                                                                     Development
                                                                      Stage from
                                                                        August
                                        For the year ended          1953 Through
                                             May 31,                   May 31,
                                         1995       1994                1995
Cash Flow from Operating Activities:
Net (loss) income                      $   458,832 $ (69,581)      $   (506,154)

Adjustments to reconcile
net income to net cash provided
by operating activities:

 Depreciation                                                           158,699
 Gain/loss on sale of
  assets/subsidiaries                     (450,659)                    (450,659)
 Increase (decrease) in accounts
  payable and accrued expenses              (8,215)  (97,698)            19,569

  Net cash used by operating
   activities                                  (42) (167,279)          (778,545)

Cash Flow from Investing
 Activities:

Proceeds from sale of equipment                -       5,597             44,838

Capital expenditures                           -                       (196,037)

Acquisition of mineral properties              -                        (71,887)

Investment in subsidiaries                     -       1,004           (181,900)

     Net Cash (Used) Provided by
       Investing Activities                    -       6,601           (404,986)

Cash Flow from Financing Activities:

Net borrowing from stockholder/
   director and others                         -     160,454            677,377

Net proceeds, sales of common
   stock                                       -                        510,154

Purchase of treasury
  stock                                                                  (4,000)

Net Cash (Used)/Provided by
 Financing Activities                          -     160,454          1,183,531

Net Cash Provided (Used)                       (42)     (224)              -

Cash at Beginning of the Year                   42       266               -

Net Cash at the End of the Year        $       -   $      42       $       -


                        Yellow Gold of Cripple Creek, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                              May  31, 1995

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The Company was incorporated under the laws of the State of Colorado on August 24, 1936 . The Company was involved in various mining activities over the years, none of which proved successful. During the year 1953, the Company discontinued all operations and has had no significant revenues from any activity since that time and is classified as a development stage company per SFAS #7.

          b. Income Taxes

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended May 31, 1995 and has applied the provisions of the statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

          Statement on Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at May 31, 1995 and earlier years; accordingly no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $148,000 at May 31, 1995 and $607,000 at May 31, 1994. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $50,000 at May 31, 1995 and $206,000 at May 31, 1994 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $(156,000) for 1995 and $24,000 for 1994.

          The Company has available $148,000 in federal income tax carryforwards that will begin to expire in the year 2004.

          c. Loss Per Share

          The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period less shares held in treasury.

          d. Cash and Cash Equivalent

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

                            Yellow Gold of Cripple Creek, Inc.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                      May  31, 1995

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

NOTE 3 -  LOSS ON ABANDONMENT OF SUBSIDIARIES

          The Company held an investment in two subsidiaries, Black Gold International, Inc. (since 1979) and Moffatt Tunnel Transportation and Mining Company (since 1981). During the year, management determined that the subsidiaries were worthless and allowed the corporations to be involuntarily dissolved by the state of Colorado. The investments have been written off as a total loss and does not intend to reincorporate or revive the subsidiaries in any form. Total loss on the abandonment of the subsidiaries was $181,900.

NOTE 4 -  LOSS ON SALE OF ASSETS AND GAIN ON RELIEF ON INDEBTEDNESS

          In January 1994, Mr. Charles A. Daeger, a major shareholder, resigned as president, treasurer, director and registered agent for the Company. In March, 1994, Mr. Dager received a default judgement against the Company in the amount of $675,143. The default judgment would accrue interest at 12% on $675,143 and 8% on $1,234from March 5, 1994 until paid. Mr. Daeger also had an open account receivable of $1,234 in addition to the $675,143 judgment.

          On May 15, 1995, all remaining assets of the Company (mostly mining claims) were sold by Sheriff's sale for the sum of $50,000 to the high bidder Mr. Daeger. The Company recognized a loss on the sale of the mining claims in the amount of $14,837.

          In October, 1996, Mr. Daeger filed a satisfaction of judgment in the amount of $675,143 to settle any and all outstanding obligations against the Company. The Company recognized a gain on the forgiveness of the debt of $732,885, the amount of the debt, legal fees, and accrued interest up to May 15, 1995.

NOTE 5 -  TREASURY STOCK

          The Company holds 100,000 common shares in treasury. The cost of the stock was $4,000.

NOTE 6 -  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for:


                                                         From August
                                                             1953
                                                          to May 31,
                                  1995        1994          1995
Interest                        $     -     $     -      $    146,325
Taxes                                 -           -              -


                                        January 9, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.

        Re:  Yellow Gold of Cripple Creek, Inc.

Gentlemen:

        I have read item 8 of the report of Yellow Gold of Cripple Creek, Inc. on form 10-KSB for the fiscal year ended May 31, 1995. I agree with the statements made by the issuer in such item.

                                            H. Hassel Taylor, C.P.A.

                                ACCOUNTANTS' CONSENT



I hereby consent to the use of our audit report of Yellow Gold of Cripple Creek, Inc. dated August 17, 1994 for the year ended May 31, 1994 in the form 10-KSB Annual Report for Yellow Gold of Cripple Creek, Inc.



H. Hassel Taylor, C.P.A.
January 9, 1997
Salt Lake City, Utah

                                ACCOUNTANTS' CONSENT





We hereby conset to the use of our audit report of Yellow Gold of Cripple Creek, Inc. dated January 6, 1997 for the year ended May 31, 1995 in the Form 10-KSB Annual Report for Yellow Gold of Cripple Creek, Inc.



Orton & Company
January 9, 1997
Salt Lake City, Utah