Form 10KSB
period 1996-05-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-01-23
CIK 313109

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934 [FEE REQUIRED]

     For the fiscal year ended May 31, 1996

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to
this Form 10-KSB.    [   ]

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

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended May 31, 1996.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a loss to the Company of all related costs incurred.

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

Liquidity and Capital Resources

     As of May 31, 1996, the Company had no assets and no liabilities, and had no revenues or losses therefrom. For the period during the development stage of the Company, from August 1953 through May 31, 1996, the Company had an accumulated loss of $506,154. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended May
31, 1996, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In December 1996, the Company engaged Orton & Company, Certified Public Accountants as independent auditors of the Company. Because of the change of control of the Company and the location of new management to the State of Utah, the board of directors decided not to retain H. Hassel Taylor, C.P.A., the prior independent auditor, to audit the financial statements of the Company for the fiscal year covered by this report. The decision not to re-engage Mr. Taylor did not involve a dispute with the Company over accounting policies or practices. The report of Mr. Taylor on the Company's financial statements for the years ended May 31, 1994 and 1993 contained an explanatory paragraph as the Company's ability to "continue development stage operations." Except for such "going concern" limitation, the report of Mr. Taylor did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audits of the Company's financial statements for each of the three years ended May 31, 1994, there were no disagreements with Mr. Taylor on any matters of accounting principles and practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Mr.Taylor would have caused such firm to make reference to the matter in his report.

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

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is registered pursuant to Section 12(g) of the SecuritiesAct of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's outstanding common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. The Company had no officers or directors during the fiscal year ended May 31, 1996, and the only person known to the Company to beneficially own in excess of 10% of the outstanding common stock of the Company was Mr. Charles A. Dager. Mr. Dager has represented to the Company that no such required reports were filed late or were not filed as required by Section 16 of the Exchange Act for such fiscal year.

                 ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the former president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended May 31, 1996, or the two prior fiscal years.

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of January 6, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     During the year ended May 31, 1996, the Company was indebted to Mr. Charles
A. Dager, an officer and a director of the Company through January 1994, and a person owning in excess of 10% of the outstanding common stock of the Company through October 1996. Mr.Dager held a judgement against the Company in the principal amount of $675,143.19, of which $50,000 had been satisfied through the foreclosure sale of all of the assets of the Company to Mr. Dager in May 1995. The remaining balance of the debt was forgiven in full in October 1996 and a satisfaction of judgment was filed by Mr. Dager in October 1996 in connection with the sale of shares of common stock of the Company owned by him to Milagro Holdings, Inc., a Delaware corporation controlled by Mr. Howard M. Oveson, a current officer, director, and 10% shareholder of the Company.

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

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended May 31, 1996, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by former management, during the fiscal year ended May 31, 1996, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended May 31, 1996, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

         ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                              Page
  Report of Orton & Company, Certified Public Accountants      12
  Balance Sheet as of May 31, 1996                             13
  Statements of Operations for the fiscal years ended May 31,
        1996 and 1995, and for the period during development
        stage from August 1953 through May 31, 1996            14
  Statements of Stockholders' Equity from August 1953
          through May 31, 1996                                 15
  Statements of Cash Flows for the fiscal years ended May 31,
          1996 and 1995, and for the period during development
          stage from August 1953 through May 31, 1996          17
          Notes to Financial Statements                        18

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.   Description of Exhibit                                   Page

      3.1          Articles of Incorporation, as amended                     *

      3.2          By-Laws of the Company currently in effect                *

      4.1          Form of certificate evidencing shares of Common Stock     *

      16.1         Letter on change in certifying accountant.               **

      23.1         Consent of Orton & Company, independent auditor          19

          *Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission, file no. 0-9015.

          **Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended May 31, 1995, file no. 0-9015.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended May 31, 1996.

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




Date:  January 13, 1997               /s/ Howard M. Oveson
                                      Howard M. Oveson, Sole Director and
                                      Principal Financial and Accounting Officer

                           Independent Auditors' Report



To the Board of Directors and Stockholders of Yellow Gold of Cripple Creek,
Inc.:

We have audited the accompanying balance sheet of Yellow Gold of Cripple Creek, Inc., (a development stage company) as of May 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years
ended May 31, 1995 and 1996.   These financial statements are the responsibility
of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the periods August 1953 (inception) to May 31, 1994 were audited by other auditors who expressed unqualified opinions on them. The accumulated totals are the responsibility of the auditors of the respective periods.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Gold of Cripple Creek, Inc. as of May 31, 1996 and the results of its operations and cash flows for the years ended May 31, 1995 and 1996 in conformity with generally accepted accounting principles.

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





Orton & Company
Certified Public Accountants
Salt Lake City, Utah
January 6, 1997

                          Yellow Gold of Cripple Creek, Inc.
                            (A Development Stage Company)
                                   Balance Sheet



                                      ASSETS


                                                                  May 31,
                                                                   1996

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


                        Yellow Gold of Cripple Creek, Inc.
                          (A Development Stage Company)
                            Statements of Operations




                                                                     For the
                                                                  Period During
                                                                 the Development
                                                                    Stage from
                                                                   August 1953
                                      For the Year Ended             Through
                                           May 31,                   May 31,
                                     1996           1995              1996
Revenues:
 Sale of minerals and tailings      $     -      $     -         $     92,556

Expenses:

 Mine development costs                   -            -              134,730
 Salaries and related expenses            -            -              559,009
 Professional services                    -            -              126,134
 Other general and administrative         -             42            180,065
 Depreciation                             -            -              158,699

     Net Income from Operations     $     -      $     (42)      $ (1,066,081)

Other income (expenses)

 Interest income                          -            -               59,438
 Interest expense                         -        (77,724)          (299,859)
 Gain (loss) on sale of
  assets (Note 4)                         -        (14,387)           237,573
 Gain on relief of
  indebtedness (Note 4)                   -        732,885            732,885
 Loss on abandonment of
  subsidiaries (Note 3)                   -       (181,900)          (181,900)
 Other                                    -            -               11,790

   Net (loss) income before taxes   $     -      $ 458,832       $   (506,154)

   Taxes (Note 1)                         -            -                 -
      Net income (loss)             $     -      $ 458,832       $   (506,154)

      Net income (loss) per
       common share                 $     -      $     .02       $       (.03)

      Average weighted shares
       outstanding                   19,600,000 19,600,000         15,996,751


                        Yellow Gold of Cripple Creek, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity





                                                           Deficit
                                                         Accumulated
                                            Additional   During the
                            Common Stock     Paid-in    Development     Treasury
                         Shares     Amount   Capital       Stage         Stock

August 1953:

Issued for cash,
 $.0025/share        10,000,000    $  25,000 $  (17,500)  $     -        $    -

Issued for cash,
 $.04/share             500,000        1,250     18,750         -             -

 Net loss, inception
  to 5/31/78               -              -        -           (8,383)        -

August 1978:

Issued for cash,
 $10 per share
 net of issue costs
 of $68,596           5,000,000       12,500    418,904         -             -

Sale of warrants,
 500,000 shares            -              -          50         -             -

 Net loss FYE
  5/31/79                  -              -        -          (61,759)        -

June 1979:

Purchase 100,000
 shares of treasury
 stock                     -              -        -            -        (4,000)

January 1980, issued
 for cash at option
 price of $.04 per
 share                  100,000          250      3,750         -             -

March 1980, issued
 for cash at option
 price of $.04 per
 share                  100,000          250      3,750         -             -

Net loss FYE
 5/31/80                   -              -        -          (99,561)        -

Net loss FYE 5/31/81,
 82, 83                                                      (217,641)

Capital contributed
 through the
 Rittenhouse Project                             23,200

Net loss FYE
5/31/84, 85, 86                                              (234,569)

Net income FYE
 5/31/87                                                       89,534

Net loss FYE
 5/31/88                   -              -        -          (70,767)        -

July 1988, stock
 issued in exchange
 for note due         4,000,000       10,000     10,000         -             -

Net loss FYE
 5/31/89                   -              -        -          (61,242)        -

Net loss FYE
 5/31/90                   -              -        -          (56,726)        -

Net loss FYE
 5/31/91                   -              -        -          (65,708)        -

Net loss FYE
 5/31/92                   -              -        -          (55,621)        -

Net loss FYE
 5/31/93                   -              -        -          (52,962)        -

Net loss, FYE
 5/31/94                   -              -        -          (69,581)        -

Net income FYE
 5/31/95                                                      458,832

Net loss FYE
 5/31/96                                                        -

                     19,700,000    $  49,250 $  460,904   $  (506,154)     4,000


                          Yellow Gold of Cripple Creek, Inc.
                           (A Development Stage Company)
                             Statements of Cash Flows


                                                                        For the
                                                                        Period
                                                                      During the
                                                                     Development
                                                                     Stage from
                                                                       August
                                       For the year ended           1953 Through
                                            May 31,                    May 31,
                                        1996         1995               1996
Cash Flow from Operating Activities:
Net (loss) income                      $    -    $  458,832      $     (506,154)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:


Depreciation                                                            158,699
Gain/loss on sale of assets/
 subsidiaries                               -      (450,659)           (450,659)
Increase (decrease) in accounts
 payable and accrued expenses               -        (8,215)             19,569

Net cash used by operating
 activities                                 -           (42)           (778,545)

Cash Flow from Investing Activities:

Proceeds from sale of equipment             -            -               44,838

Capital expenditures                        -            -             (196,037)

Acquisition of mineral properties           -            -              (71,887)

Investment in subsidiaries                  -            -             (181,900)

       Net Cash (Used) Provided by
         Investing Activities               -            -             (404,986)

Cash Flow from Financing Activities:

Net borrowing from stockholder/
  director and others                       -            -              677,377

Net proceeds, sales of common
 stock                                      -            -              510,154

Purchase of treasury
 stock                                                                   (4,000)

      Net Cash (Used)/Provided by
            Financing Activities            -            -            1,183,531

 Net Cash Provided (Used)                   -           (42)                -

  Cash at Beginning of the Year             -            42                 -

  Net Cash at the End of the Year      $    -    $       -       $          -


                            Yellow Gold of Cripple Creek, Inc.
                              (A Development Stage Company)
                             Notes to Financial Statements
                                    May  31, 1996

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The Company was incorporated under the laws of the State of Colorado on August 24, 1936. The Company was involved in various mining activities over the years, none of which proved successful. During the year 1953, the Company discontinued all operations and has had no significant revenues from any activity since that time and is classified as a development stage company per SFAS #7.

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

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at May 31, 1996 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $148,000 at May 31, 1996 and 1995 and $607,000 at May 31, 1994.
No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $0 at May 31, 1996 and $50,000 at May 31, 1995 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1996 and $(156,000) for 1995.

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

                            Yellow Gold of Cripple Creek, Inc.
                             (A Development Stage Company)
                             Notes to Financial Statements
                                    May  31, 1996

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

NOTE 3 -  LOSS ON ABANDONMENT OF SUBSIDIARIES

          The Company held an investment in two subsidiaries, Black Gold International, Inc. (since 1979) and Moffatt Tunnel Transportation and Mining Company (since 1981). During 1995, management determined that the subsidiaries were worthless and allowed the corporations to be involuntarily dissolved by the state of Colorado. The investments have been written off as a total loss and does not intend to reincorporate or revive the subsidiaries in any form. Total loss on the abandonment of the subsidiaries was $181,900.

NOTE 4 -  LOSS ON SALE OF ASSETS AND GAIN ON RELIEF ON INDEBTEDNESS

          In January 1994, Mr. Charles A. Dager, a major shareholder, resigned as president, treasurer, director and registered agent for the Company. In March, 1994, Mr. Dager received a default judgement against the Company in the amount of $675,143. The default judgment would accrue interest at 12% until paid. Mr. Daeger also had an open account receivable of $1,234 in addition to the $675,143 judgment.

          On May 15, 1995, all remaining assets of the Company (mostly mining claims) were sold by Sheriff's sale for the sum of $50,000 to the high bidder of Mr. Daeger. The Company recognized a loss on the sale of the mining claims in the amount of $14,837.

          In October, 1996, Mr. Daeger filed a satisfaction of judgment in the amount of $675,143 to settle any and all outstanding obligations against the Company. The Company recognized a gain on the forgiveness of the debt in 1995 of $732,885, the amount of the debt, legal fees, and accrued interest up to May 15, 1995.

NOTE 5 -  TREASURY STOCK

          The Company holds 100,000 common shares in treasury. The cost of the stock was $4,000.

NOTE 6 -  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for:

                                                          From August
                                                             1953
                                                           to May 31,
                                 1996         1995           1996
               Interest        $    -       $     -       $     146,325
               Taxes                -             -               -








                           ACCOUNTANTS' CONSENT







We hereby consent to the use of our audit report of Yellow Gold of Cripple
Creek, Inc. dated January 6, 1997 for the year ended May 31, 1996 in the Form
10-KSB Annual Report for Yellow Gold of Cripple Creek, Inc.





January 9, 1997
Salt Lake City, Utah

