Form 10QSB
period 1997-02-28
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-04-21
CIK 313109

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended February 28, 1997

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 9, 1997 there were 19,600,000 shares of the Registrant's Common Stock outstanding.

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

                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS


                                                   February 28,
                                                      1997          May 31,
                                                   (Unaudited)       1996
Total Assets                                       $     -         $     -


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                $     16,500     $     -

Stockholders' Equity

Common stock $.0025 par value, 20,000,000
 shares authorized, 19,600,000 and 19,700,000
shares, issued and outstanding, respectively             49,000        49,250
Capital in excess of par                                457,154       460,904
Retained (deficit) accumulated during
 the development stage                                 (522,654)     (506,154)
Less: treasury stock                                     -             (4,000)
         Total Stockholders'  Equity               $    (16,500)    $     -

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $     -           $    -


                       YELLOW GOLD OF CRIPPLE CREEK, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                (Unaudited)


                                                                 For the Period
                                                                   During the
                                                                   Development
                                                                   Stage from
                     For the Three Months   For the Nine Months    August 1953
                      Ended February 28,    Ended February 28, Through February 28,
                     1997            1996  1997           1996        1997
Revenues:
 Sale of minerals
  and tailings       $    -        $    -   $     -      $     -   $     92,556

Expenses:
 Mine development
  costs                   -             -         -            -        134,730
 Salaries and
  related expenses        -             -         -            -        559,009
 Professional services    -             -         -            -        126,134
 Other general and
  administrative        16,500          -       16,500         -        196,565
   Depreciation           -             -         -            -        158,699
     Net Income from
     Operations      $ (16,500)    $    -   $  (16,500)  $     -   $ (1,082,581)

Other income (expenses)
 Interest income          -             -         -            -         59,438
 Interest expense         -             -         -            -       (299,859)
 Gain (loss) on sale
  of assets               -             -         -            -        237,573
 Gain on relief of
  indebtedness                                                          732,885
   Loss on abandonment of
    subsidiaries                                                       (181,900)
 Other                    -             -         -            -         11,790

 Net (loss) before
  income taxes         (16,500)         -      (16,500)        -       (522,654)

 Taxes                    -             -         -            -            -

   Net income
    (loss)           $ (16,500)    $    -   $  (16,500)  $     -   $   (522,654)

   Net income (loss)
    per share             -             -         -            -   $       (.03)

   Average weighted
    shares
    outstanding     19,600,000    19,600,000 19,600,000  19,600,000  15,884,108


                         YELLOW GOLD OF CRIPPLE CREEK, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Unaudited)


                                                           For the Period
                                                             During the
                                                             Development
                                                             Stage from
                                                             August 1953
                                  For the Nine Months          Through
                                    Ended February 28,       February 28,
                                 1997             1996          1997
Cash Flow from Operating
 Activities:
  Net (loss) income            $  (16,500)    $     -       $     (522,654)
   Adjustments to reconcile
    net income to net cash
    provided by operating
    activities

      Depreciation                    -             -              158,699
      Gain/loss on sale of
       assets/subsidiaries            -             -             (450,659)
       Increase (decrease) in
        accounts payable
       and accrued expenses        16,500           -               36,069

       Net cash used by operating
        activities                    -             -             (778,545)

Cash Flow from Investing Activities

   Proceeds from sale of equipment    -             -               44,838

   Capital expenditures               -             -             (196,037)

   Acquisition of mineral
    properties                        -             -              (71,887)

   Investment in subsidiaries         -             -             (181,900)

      Net Cash (Used) Provided by
        Investing Activities          -             -              (404,986)

Cash Flow from Financing Activities:

   Net borrowing from
    stockholder/director
    and others                        -             -               677,377

   Net proceeds, sales
    of common stock                   -             -               510,154

   Purchase of treasury stock         -             -                (4,000)

      Net Cash (Used)/Provided by
            Financing Activities      -             -             1,183,531

   Net Cash Provided (Used)

   Cash at Beginning of the Year      -             -                  -

   Net Cash at the End
    of the Year                $      -       $     -       $          -


                        YELLOW GOLD OF CRIPPLE CREEK, INC.
                                February 28, 1997

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and nine months ended February 28, 1997 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1996.

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

Liquidity and Capital Resources

     As of February 28, 1997, the Company had no assets and liabilities of $16,500. For the period during the development stage of the Company, from August 1953 through February 28, 1997, the Company had an accumulated loss of $522,654. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the quarter ended February 28, 1997, and has not had any significant operations since discontinuing operations in 1993.

                        PART II  OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

     None

                        ITEM 2.  CHANGES IN SECURITIES

     None

                        ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 6, 1996, the Company held a special meeting of shareholders called by stockholders holding not less than 10% of the votes entitled to be cast by shareholders of the Company. Prior to the special meeting, each of the officers and directors of the Company had resigned. The purpose of the meeting was to elect a new board of directors and to amend Article VI of the Articles of Incorporation of the Company to read as follows: "The corporation shall be governed by a Board of Directors and shall have not less than one (1) nor more than seven (7) directors as determined, from time to time, by the Board of Directors."

     At the special meeting Howard M. Oveson was elected as the sole director of the Company. At the time of the meeting, the Company had 19,600,000 shares of its common stock outstanding and entitled to vote at the meeting. Of such shares, 10,500,000 voted for the election of Mr. Oveson and for the amendment to the Articles of Incorporation; no shares voted against or withheld votes as to such items; and no shares abstained.
     No proxies were solicited for the meeting and no proxy soliciting materials were used.

                        ITEM 5.  OTHER INFORMATION

     None

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (b)  Reports on Form 8-K: None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Yellow Gold of Cripple Creek


Date: April 9, 1997                   By /s/ Howard M. Oveson
                                      Howard M. Oveson, President and
                                      Principal Financial Officer