Form 10KSB
period 1997-05-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-09-15
CIK 313109

Page                        UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended May 31, 1997

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90
days.  (1)  Yes [X ]  No [  ]       (2)  Yes  [X]    No  [   ]

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the stock held by non-affiliates of the Registrant (7,497,500 shares) computed by using the closing sale price on September 2, 1997 was $74,975.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 3, 1997 there were 19,600,000 shares of the Registrant's
Common Stock outstanding.

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

     During the fiscal year ended May 31, 1997, the Company conducted no business operations. The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended May 31, 1997.

                               PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is quoted on the National Association of Securities
Dealers' OTC Bulletin Board under the symbol "YGCC." There is presently no established public trading market for the common stock of the Company . At September 3, 1997, the bid price for the Company's common stock was $.01.

     The table below sets forth for the periods indicated the high and low bid quotations as reported by the market maker. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The first bid quotation was reported by the market maker in November 1996.

                              Quarter        High      Low
Fiscal year ended May 31, 1997          First                   -             -
                              Second         $.001          $.001
                              Third               $.01      $.001
                              Fourth              $.01      $.01

Fiscal year ended May 31, 1998          First               $.01      $.01

     Since its inception the Company has not paid any dividends on its common stock and the
Company does not anticipate that it will pay dividends in the foreseeable future.

     At September 3, 1997, the Company had approximately 1,063 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock
Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O.
Box 65665, Salt Lake City, Utah 84165; telephone number (801) 485-5555.

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

Liquidity and Capital Resources

     As of May 31, 1997, the Company had no assets and no liabilities, and had no revenues or losses therefrom. For the period during the development stage of the Company, from August
1953 through May 31, 1997, the Company had an accumulated loss of $512,833. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company has not had any operations during the fiscal year ended May 31, 1997, and has not had any operations since discontinuing operations in 1993. Since that time, the
Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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

                               PART III

      ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth as of September 3, 1997, the name, age, and position of the sole executive officer and director of the Company and the term of office of such director:

     Name           Age  Position(s)         Director/Officer Since

     Howard M. Oveson    63   Director, President December 1996
                         and Treasurer

     Set forth below is certain biographical information regarding the Company's current executive officer and director:

          HOWARD M. OVESON has been self-employed since 1980 as a business consultant to private and public companies. Mr. Oveson has also been a director and the secretary/treasurer of Apex Minerals Corporation, a Delaware corporation, since July 1995. This corporation is a reporting company with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is registered pursuant to Section 12(g) of the Securities
Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's outstanding common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their
beneficial ownership of the Company's common stock.    Mr. Oveson has
represented to the
Company that no such required reports were filed late or were not filed as required by Section 16 of the Exchange Act for such fiscal year. The Company believes that Mr. Charles A. Dager, a person known to the Company to beneficially own in excess of 10% of the outstanding common stock of the Company during the year ended May 31, 1997, failed to file a Form 4 Statement of
Changes of Beneficial ownership of Securities and a Form 5 Annual Statement of
 Beneficial
Ownership of Securities in connection with the sale of 11,102,500 shares to Mr. Oveson on
October 21, 1996.  See "Item 1.  DESCRIPTION OF BUSINESS."

                   ITEM 10.  EXECUTIVE COMPENSATION

     According to information supplied by the former president of the Company, there was no compensation awarded to, earned by, or paid to any of the executive officers of the Company or any of its subsidiaries during the year ended May 31, 1997, or the two prior fiscal years.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 3, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the
Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                    Amount and Nature
Name and Address         of Beneficial
of Beneficial Owner      Ownership(1)                     Percent of Class
____________________
     1Unless otherwise
indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

Howard M. Oveson         11,102,500(2)            56.36%
____________________
     2Of theses shares,
10,500,000 are held directly of record by Milagro
Holdings, Inc., a
Delaware corporation controlled by Mr.
Oveson, and 602,500 are held directly of record by
Charles A. Dager.
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Charles A. Dager         1,000,000(3)             5.076%
____________________
     3These shares are held
directly of record by Cameron A. Dager, the son
of Charles A.
Dager.
106 South Third Street
P.O. Box 85
Victor, CO  80860

Executive Officers and
Directors as a Group
(1 Person)               11,102,500               56.36%


     On July 8, 1997, Howard M. Oveson, the sole director and an officer, and principal shareholder, of the Company entered into an agreement with Broad Seal Ltd. ("Broad Seal") to sell 11,102,500 shares (56.36% of the total outstanding shares) of common stock of the Company owned by Milagro Holdings, Inc. (Milagro), a corporation owned and controlled by Mr. Oveson.
The option applies to the purchase of not less than all of the shares by Broad Seal and is exercisable on or before December 31, 1997. During the term of the option Milagro has agreed not to sell, transfer, assign, convey, or encumber the shares or any interest therein. However,
Milagro shall remain at all times during the term of the option the legal owner of the shares having all rights of ownership with respect to the shares, including voting rights, dividend and liquidation rights, and any and all other rights inherent in the ownership of the shares, subject only to the terms of the option. The option rights of Broad Seal may be exercised only by it or its successors and are not transferable. The exercise of the option would result in a change of control of the
Company by virtue of such party obtaining a majority of the outstanding stock of the Company.

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

     During the year ended May 31, 1997, the Company was indebted to Mr. Charles A.
Dager, an officer and a director of the Company through January 1994, and a person owning in excess of 10% of the outstanding common stock of the Company through October 1996. Mr.
Dager held a judgement against the Company in the principal amount of $675,143.19, of which
$50,000 had been satisfied through the foreclosure sale of all of the assets of the Company to Mr.
Dager in May 1995. The remaining balance of the debt was forgiven in full in October 1996 and a satisfaction of judgment was filed by Mr. Dager in October 1996 in connection with the sale of shares of common stock of the Company owned by him to Milagro Holdings, Inc., a Delaware corporation controlled by Mr. Howard M. Oveson, a current officer, director, and 10% shareholder of the Company.

     Mr. Howard M. Oveson, an officer, director, and controlling shareholder of the Company, is also an officer and director of other public companies. The publicly held companies are also seeking business opportunities, and it is possible that conflicts between such entities and the
Company for such business opportunities may arise. There is no agreement between such entities concerning such conflict.

     To the best of management's knowledge and except as otherwise set forth herein, during the fiscal year ended May 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's prior fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security older who is known by the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     According to information supplied by former management, during the fiscal year ended
May 31, 1997, there were no material transactions between the Company and its management or principal shareholders.

Indebtedness of Management

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's fiscal year ended May 31, 1997, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

     The Company was formed more than five years ago, and therefore, transactions between the Company and its promoters or founders are not deemed to be material.

           ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                  Page
          Report of Orton & Company, Certified Public Accountants. .12
          Balance Sheet as of May 31, 1997 . . . . . . . . . . . . .13
          Statements of Operations for the fiscal years ended May 31, 1997 and 1996, and for the period during development stage from
               August 1953 through May 31, 1997. . . . . . . . . . .14
Statements of Stockholders' Equity from August 1953 through May 31, 199715
          Statements of Cash Flows for the fiscal years ended May 31, 1997 and 1996, and for the period during development stage from
               August 1953 through May 31, 1997. . . . . . . . . . .17
          Notes to Financial Statements. . . . . . . . . . . . . . .18

(a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Description of Exhibit                        Page

      3.1      Articles of Incorporation, as amended . . . . . . . . *

      3.2      By-Laws of the Company currently in effect. . . . . . *

      4.1      Form of certificate evidencing shares of Common Stock *

      16.1          Letter on change in certifying accountant. . . .**

     23.1      Consent of Orton & Company, independent auditor . . .20

          *Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission, file no. 0-9015.

**Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended May 31, 1995, file no. 0-9015.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended May 31, 1997. A report on Form 8-K dated July 8, 1997, was filed to report under paragraph (b) of Item 1 concerning arrangements which may result in a change of control.
See "ITEM 11, SECURITY OWNERSHIP OF CERTAIN BENEFIT OWNERS AND
MANAGEMENT," above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Yellow Gold of Cripple Creek, Inc.




Date: September 3, 1997                 By /s/ Howard M. Oveson
                                         Howard M. Oveson, President

  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.




Date: September 3, 1997                 /s/ Howard M. Oveson
                                   Howard M. Oveson, Sole Director and
                                   Principal Financial and Accounting Officer







                     Independent Auditors' Report



To the Board of Directors and Stockholders of Yellow Gold of
 Cripple Creek, Inc.:

We have audited the accompanying balance sheet of Yellow Gold of Cripple Creek, Inc., (a development stage company) as of May 31, 1997 and the related statements of operations,
stockholders' equity and cash flows for the years ended May 31, 1997, 1996
 and
1995.
These financial statements are the responsibility of the Company's management.
 Our
responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the periods August 1953 (inception) to May 31, 1994 were audited by other auditors who expressed unqualified opinions on them. The accumulated totals are the responsibility of the auditors of the respective periods.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Gold of Cripple Creek, Inc. as of May 31, 1997 and the results of its operations and cash flows for the years ended May 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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




Orton & Company
Certified Public Accountants
Salt Lake City, Utah
August 30, 1997



                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                            Balance Sheet





                                ASSETS

                                                    May 31,
                                                    1997


Total Assets                                        $    -



                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $            6,679

Stockholders' Equity
  Common stock $.0025 par value, 20,000,000 shares
     authorized, 19,600,000 shares issued and
     outstanding                                      49,000
  Capital in excess of par                           457,154
  Retained (deficit) accumulated since the development stage        (512,833)
  Total                                               (6,679)

Total Liabilities and Stockholders' Equity           $              -




                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                         For the
                                                     Period During
                                                   the Development
                                                       Stage from
                                                      August 1953
                                      For the Year Ended             Through
                                                                May 31,

                                May 31,
                             1997                 1996

                  1997

Revenues:
Sale of minerals and tailings      $-          $      -     $       92,556

Expenses:

   Mine development costs         -          -        134,730
 Salaries and related expenses      -           -                    559,009
   Professional services       6,679         -        132,813
   Other general and administrative   -              -              180,065
   Depreciation                   -          -        158,699

Net Income from Operations     $(6,679)    $      -    $         (1,072,76)

Other income (expenses)

   Interest income                -          -        59,438,
   Interest expense               -          -       (299,859)
   Gain (loss) on sale of assets (Note 4)        -
-
                                237,573
   Gain on relief of indebtedness (Note 4)       -
-
                       732,885
   Loss on abandonment of subsidiaries (Note 3)  -
-
                               (181,900)
   Other                          -          -         11,790

     Net (loss) income before taxes   $(6,679)    $      -    $
(512,833    )

     Taxes (Note 1)               -          -           -

        Net income (loss)    $(6,679)   $    -     $ (512,833)

        Net income (loss) per common share       $-           $
-
 $                        (.03        )

        Average weighted shares outstanding      19,600,000
19,600,000
                    16,077,271


                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity


                                                              Deficit
                                                               Accumulated
                                                    Additional

During the
                                  Common Stock                 Paid-in
                        Development         Treasury
                       Shares               Amount             Capital
             Stage                Stock

August 1953:

  Issued for cash, $.0025/share 10,000,000  $ 25,000  $(17,500) $   -
       $-

  Issued for cash, $.04/share   500,000        1,250    18,750      -

-

   Net loss, inception to 5/31/78      -            -          -
(8,383
                    -

August 1978:

  Issued for cash, $10 per share
   net of issue costs of $68,596 5,000,000    12,500   418,904      -

-

  Sale of warrants, 500,000 shares         -         -         50         -

                    -

   Net loss FYE 5/31/79         -               -         -      (61,759)

-

June 1979:

  Purchase 100,000 shares of
   treasury stock           -          -            -          -
(4,000        )

  January 1980, issued for cash at
    option price of $.04 per share         100,000   250       3,750      -

                             -

  March 1980, issued for cash at
    option price of $.04 per share         100,000   250       3,750      -

                    -

    Net loss FYE 5/31/80        -               -         -      (99,561)

-

    Net loss FYE 5/31/81, 82, 83                                (217,641)

  Capital contributed through the
    Rittenhouse Project                              23,200

    Net loss FYE 5/31/84, 85, 86                                (234,569)

     Net income FYE 5/31/87                                    89,534





                                 Continued


                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
                                (Continued)

                                                              Deficit
                                                               Accumulated
                                                    Additional

During the
                                  Common Stock                 Paid-in
                        Development         Treasury
                       Shares               Amount             Capital
             Stage                Stock





    Net loss FYE 5/31/88        -              -          -      (70,767)

-

  July 1988, stock issued in
   exchange for note due        4,000,000     10,000    10,000      -

-

    Net loss FYE 5/31/89        -               -         -      (61,242)

-

    Net loss FYE 5/31/90        -               -         -      (56,726)

-

    Net loss FYE 5/31/91        -               -         -      (65,708)

-

    Net loss FYE 5/31/92        -               -         -      (55,621)

-

    Net loss FYE 5/31/93        -               -         -      (52,962)

-

    Net loss, FYE 5/31/94       -               -         -     (69,581)  -

    Net income FYE 5/31/95                                     458,832

    Net loss FYE 5/31/96        -               -         -         -

-

    Cancellation of treasury stock         (100,000)     (250)   (3,750)

-                                 4,000

    Net loss FYE 5/31/97         -              -         -      (6,679)

-

                   19,600,000          $  49,000  $457,154  $(512,833    )
         $           -
                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                         For the
                                                           Period
                                                        During the
                                                       Development
                                                        Stage from
                                                           August
                                        For the year ended           1953
Through
                                                    May  31,
May 31,
                                  1997               1996        1997
Cash Flow from Operating Activities:

  Net (loss) income               $(6,679)          $-         $(512,833)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                             158,699
     Gain/loss on sale of assets/subsidiaries             -        -
(450,659     )
     Increase (decrease) in accounts
   payable and accrued expenses                   6,679     -         26,248

    Net cash used by operating activities            -
(778,545      )

Cash Flow from Investing Activities:

  Proceeds from sale of equipment                   -          -         44,838

  Capital expenditures                 -            -          (196,037)

  Acquisition of mineral properties                  -         -
(71,887       )

  Investment in subsidiaries               -         -         (181,900)

         Net Cash (Used) Provided by
           Investing Activities            -         -         (404,986)

Cash Flow from Financing Activities:

  Net borrowing from stockholder/director
   and others                          -            -          677,377

 Net proceeds, sales of common stock                -         -         510,154

  Purchase of treasury stock                                   (4,000  )

       Net Cash (Used)/Provided by
         Financing Activities                  -         -         1,183,531

    Net Cash Provided (Used)               -            -      -

    Cash at Beginning of the Year                   -          -          -

    Net Cash at the End of the Year                  $    -     $   -
       $-
                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              May  31, 1997

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

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at May 31, 1997 and earlier years;
          accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $155,000 at May 31, 1997 and
          $148,000 at May 31, 1996 and 1995. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $50,000 at May 31, 1997 and 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1997 and 1996.

          The Company has available $155,000 in federal income tax carryforwards that will begin to expire in the year
          2004.

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



                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              May  31, 1997

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

NOTE 3 -  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for:
                                                       From August
                                                             1953
                                                         to May 31,
                                       1997                    1996
                 1997
               Interest            $                -   $         -
$               146,325
               Taxes                                 -            -
          -









                           ACCOUNTANTS' CONSENT







We hereby consent to the use of our audit report of Yellow Gold or Cripple Creek, Inc. dated August 30, 1997 for the year ended May 31, 1997 in the Form 10-KSB Annual Report for Yellow Gold of Cripple Creek, Inc.





September 3,  1997
Salt Lake City, Utah