Form 10QSB
period 1997-08-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1997-10-15
CIK 313109

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Form 10-QSB

(Mark One)
	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarter ended August 31, 1997

	[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

	For the transition period from ________ to __________

		Commission File Number:  0-9015

	YELLOW GOLD OF CRIPPLE CREEK, INC.
	(Exact name of Registrant as specified in charter)

	Utah						84-0768695
State or other jurisdiction of			I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, Utah  		84101
(Address of principal executive offices)				(Zip Code)

Issuer's telephone number, including area code:  (801) 359-9309

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past
 90 days.  (1)  Yes [X ]  No [  ]       (2)  Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At October 10, 1997 there were 19,600,000 shares of the Registrant's Common Stock outstanding.


	PART I  FINANCIAL INFORMATION

	ITEM 1.  FINANCIAL STATEMENTS

	The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and
 Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial posittions for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.



 Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Balance Sheets


	ASSETS

                                      		August 31,   			May 31,
		                                         1997          1997
	                                      	(unaudited)    (audited)

Total Assets	                           $__________		$__________


	STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                     	$	     -    	$      6,679
  Accounts payable - Related party	          	7,688		         	-

Stockholders' Equity
  Common stock    $.0025 par value,
 20,000,000 shares authorized,
 19,600,000 shares issued and  outstanding 	 	49,000        49,000
  Capital in excess of par		                  457,154			    457,154
  Retained (deficit) accumulated since
  the development stage	                     	(513,842	)		(512,833	)
  Total                                     		(7,688	)	  	(6,679	)

Total Liabilities and Stockholders'
 Equity                                	$       -  		$        -


Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Statements of Operations
 (unaudited)

                                                 							        For the
							                                                      Period During
		                                                     					the Development
							                                                       Stage from
						                                                    	   August 1953
	                         For the Three Months Ended     	      Through
			                         	 	August 31,                  			 August 31,
              	           1997             1996       		          1997

Revenues:
   Sale of minerals and
   tailings              	$	-   	        	$	-   	             	$	92,556

Expenses:

   Mine development costs	 	-   		         	-   	              		134,730
   Salaries and related
   expenses	               	-            			-                 			559,009
   Professional services	  	1,009	        		-                 			133,822
   Other general and
   administrative	         	-            			-                 			180,065
   Depreciation	            -   	           -   		               158,699

       Net Income from
       Operations	        $	(1,009 	)    	$	-                		$	(1,073,769)

Other income (expenses)

   Interest income	        	-            			-                 			59,438
   Interest expense	       	-            			-                 			(299,859)
   Gain (loss) on sale of
   assets (Note 4)	        	-   	         		-                 			237,573
   Gain on relief of
   indebtedness (Note 4)  		-             		-                 			732,885
   Loss on abandonment of
   subsidiaries (Note 3)  		-            			-                 			(181,900)
   Other	                   -               -          		        11, 790

     Net (loss) income
     before taxes        	$	(1,009)	      $	-                		$	(513,842)

     Taxes (Note 1)	        -   	           -   		                    -

        Net income (loss)	$ (1,009)	      $ -      	          	$ (51 3,842)

        Net income (loss)
        per common share 	$	-           		$ -                		$	(.03)

        Average weighted
        shares outstanding		19,600,000	   		19,600,000			        16,097,286





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



Continued



Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Statement of Stockholders' Equity
	(Continued)

                                              									 		Deficit
						       		                                    			 	Accumulated
			                      		     		     	Additional    	 		During the
					                  Common Stock     	Paid-in    	  		Development 	Treasury
	                  Shares  		  Amount    Capital  		        Stage       Stock

   Net loss FYE
   5/31/88		           -    		      	-      			-          			(70,767)    		-

  July 1988,
  stock issued in
  exchange for
  note due	      	4,000,000		  	10,000		 	10,000	               	-      			-

    Net loss FYE
    5/31/89	          	-   	        	-   			   -          			(61,242)    		-

    Net loss FYE
    5/31/90	          	-   	       		-      			-         		 	(56,726)    		-

    Net loss FYE
    5/31/91	          	-          			-      			-          			(65,708)    		-

    Net loss FYE
    5/31/92          		-           		-      			-          			(55,621)    		-

    Net loss FYE
    5/31/93	          	-   		       	-      			-          			(52,962)    		-

    Net loss, FYE
    5/31/94	          	-          			-      			-          			(69,581)    		-

    Net income FYE
    5/31/95			                                        							458,832

    Net loss FYE
    5/31/96	          	-          			-      			-             			-       			-

    Cancellation
    of treasury
    stock	        (100,000) 	    (250)  		(3,750)             		-    			4,000

    Net loss FYE
    5/31/97		          -   			       -         -   		 		      (6,679)      -

    Balance
    5/31/97		     19,600,000    49,000   457,154      	     (512,833)  $   -

    Net loss for
    the Quarter	       -          			-      			-          		 	(1,009)     	-

    Balance
    8/31/97	    $	19,000,000  $ 49,000		$457,154         $  (513,842) 	$  	-












Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Statements of Cash Flows
                                   										                 For the
									                                                	     Period
								                                                 		  During the
							                                                   			Development
					                                      		 		          	  Stage from
		  		       			   			                                         August
			   	         		       		For the Quarter ended  	        	1953 Through
				                            August 31,              		    August 31,
   			                      1997  	       1996         		        1997
Cash Flow from
Operating Activities:

  Net (loss) income			      	$   (1,009) 	$    -         		$    (513,842)

  Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:

     Depreciation  							                                   				158,699
     Gain/loss on sale of
     assets/subsidiaries           				-    			-             			(450,659)
     Increase (decrease)
     in accounts payable
     and accrued expenses  	       1,009		     -   	  	           27,257

    Net cash used by
    operating activities               -   	   -    		          (778,545)

Cash Flow from Investing
Activities:

  Proceeds from sale of
  equipment	                       				-     		-   	            		44,838

  Capital expenditures			            		-    			-             			(196,037)

  Acquisition of mineral
  properties                      					-    			-              			(71,887)

  Investment in subsidiaries  				     -   	   -   		           (181,900)

         Net Cash (Used)
         Provided by
         Investing Activities		  	     -       -   	 		         (404,986)

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




	Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Notes to Financial Statements
	August  31, 1997

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

		The Company has cumulative net operating loss carryforwards of approximately
  $148,000 at May 31, 1996 and 1995 and $607,000 at May 31, 1994.  No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $0 at May 31, 1996 and $50,000 at Ma
  set by valuation reserves of the same amount.  The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1996 and
  $(156,000) for 1995.

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

Yellow Gold of Cripple Creek, Inc.
	(A Development Stage Company)
	Notes to Financial Statements
	August  31, 1996

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

		Cash paid for:
                                                   											From August
											                                                       1953
								                                                			  to August 31,
						              1997             1996                         1997
			Interest			  $      -       $	       -	             $            146,325
			Taxes			            -                -		                               -



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Since discontinuing regular business activities in 1993, the Company has had no operations.  The Company was organized for the purpose of engaging in mining activities; however, the Company does not have any cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern.  The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company a a viable business opportunity.  The board of directors will make the final approval in determining whether to complete any acquisition, and, unless required by applicable law, the articles of incorporation, or the bylaws, or by contract, stockholders' approval will not be sought.

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

Liquidity and Capital Resources

	As of August 31, 1997, the Company had no assets and $7,688 in a payable to a related party.  For the period during the development stage of the Company, from August 1953 through August 31, 1996, the Company had an accumulated loss of $513,842.  Since discontinuing day to day business activities in 1993, the
 Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs.  To date such expenses ($7,688) have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company.
 There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

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

Results of Operations

	The Company had no operations during the quarter ended August 31, 1997, and has not had any significant operations since discontinuing day to day operations in 1993.  Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A.
 Dager.



	PART II  OTHER INFORMATION

   	ITEM 1.  LEGAL PROCEEDINGS

	None

   	ITEM 2.  CHANGES IN SECURITIES

	None

   	ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	None


   	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  On October 6, 1996, the Company held a special meeting of shareholders to consider and vote upon the following proposals:

		1.      To reverse split the outstanding shares of common stock of the
          Company at the rate of one share for each forty shares outstanding.

   	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS(continued)

	2.       To amend Article IV of the Articles of Incorporation of the Company
          to increase the authorized number of shares of common stock of the
          Company from 20,000,000 to 50,000,000 and to change the par value of the common stock of the Company from $0.0025 per share to $0.001 per share.

          Each of the proposals was approved by the shareholders. Of the total shares outstanding (19,600,000), 10,501,000 voted for the proposals,and no shares voted against the proposals or abstained from voting. In addition, there were no broker non-votes. The reverse split was effective at the close of business on October 6, 1997. Management is preparing and filing articles of amendment to effect the change in capitalization approved by the shareholders.

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

	(b)  Reports on Form 8-K: A report dated July 8, 1997, on Form 8-K was filed by the Company during the quarter ended August 31, 1997.  This report described an arrangement which may result in a change in control of the Company.

                            	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               							Yellow Gold of Cripple Creek, Inc.

Date: October 9, 1997				             By /s/ Howard M. Oveson
							                               Howard M. Oveson, President and
              						                  Principal Financial Officer