Form 10-Q
period 1997-11-30
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-01-15
CIK 313109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended November 30, 1997

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 18, 1997 there were 490,000 shares of the Registrant's Common Stock outstanding.

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
Balance Sheets


ASSETS

                                           November 30,              May 31,
                                              1997                    1997
                                           (unaudited)              (audited)

Total Assets                               $      -                $      -



STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $   11,000              $   6,679
  Accounts payable - Related party              9,027                     -
                                               20,027                  6,679
Stockholders' Equity
  Common stock $.001 par value, 50,000,000
   shares authorized, 490,000 shares
   issued and outstanding                         490                    490
  Capital in excess of par                    505,664                505,664
  Retained (deficit) accumulated since
   the development stage                     (526,181)              (512,833)
  Total                                       (20,027)                (6,679)

Total Liabilities and Stockholders' Equity
                                           $       -               $      -

YELLOW GOLD OF CRIPPLE CREEK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                   For the
                                                                   Period
                                                                  During the
                                                                  Development
                                                                  Stage from
              For the Three Months     For the Six Months        August 1953
              Ended November 30,       Ended November 30,  Through November 30,
              1997         1996        1997         1996              1997

Revenues:
  Sale of
  minerals
  and
  tailings  $    -     $    -          $    -    $     -        $     92,556

Expenses:
  Mine
  development
  costs          -          -               -          -             134,730
  Salaries
  and
  related
  expenses       -          -               -          -             559,009
  Professional
  services     12,339       -             13,348       -             146,161
  Other
  general and
administrative   -          -               -          -             180,065
  Depreciation   -          -               -          -             158,699
   Net Income
   from
   Operations $(12,339)  $  -           $(13,348)   $  -      $   (1,086,108)

Other income
 (expenses)
 Interest
  income         -          -               -          -              59,438
 Interest
  expense        -          -               -          -            (299,859)
 Gain (loss)
  on sale of
  assets         -          -               -          -             237,573
 Gain on
  relief of
  indebtedness                                                       732,885
 Loss on
  abandonment
  of
  subsidiaries                                                      (181,900)
 Other           -          -               -          -              11,790

 Net (loss)
  before
  income
  taxes        (12,339)     -            (13,348)      -            (526,181)

 Taxes           -          -               -          -                -

  Net income
  (loss)      $(12,339)  $  -           $(13,348)   $  -        $   (526,181)

  Net income
  (loss) per
  share       $   (.02)  $  -           $   (.02)   $  -        $      (1.27)

  Average
  weighted
  shares
  outstanding  490,000    490,000        490,000     490,000         411,232

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity



                                                      Deficit
                                                      Accumulated
                                         Additional   During the
                     Common Stock        Paid-in      Development     Treasury
                   Shares       Amount   Capital      Stage           Stock



August 1953:

  Issued for
  cash,
  $.003/share     250,000     $  250   $ 7,250      $    -         $    -

  Issued for
  cash,
  $1.60/share      12,500         12    19,988           -              -

  Net loss,
  inception
  to 5/31/78        -            -       -             (8,383)          -

August 1978:

  Issued for
  cash,
  $4 per share
  net of issue
  costs of
  $68,596        125,000         125   431,279            -             -

  Sale of
  warrants,
  500,000
  shares            -            -         50             -              -

  Net loss
  FYE 5/31/79       -            -         -           (61,759)          -

June 1979:

  Purchase
  100,000
  shares of
  treasury
  stock             -           -          -              -            (4,000)

  January
  1980,
  issued for
  cash at
  option price
  of $1.60
  per share        2,500        3          3,997           -              -

  March 1980,
  issued for
  cash at
  option price
  of $1.60 per
  share            2,500        2          3,998           -              -

  Net loss
  FYE 5/31/80       -          -            -           (99,561)          -

  Net loss
  FYE
  5/31/81,82,83                                        (217,641)

  Capital
  contributed
  through the
  Rittenhouse
  Project                                 23,200

  Net loss
  FYE
  5/31/84,85,86                                        (234,569)

  Net income
  FYE 5/31/87                                            89,534


Continued



      Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(Continued)

                                                     Deficit
                                                     Accumulated
                                        Additional   During the
                    Common Stock        Paid-in      Development    Treasury
                 Shares       Amount    Capital      Stage          Stock



  Net loss
  FYE 5/31/88      -            -          -          (70,767)         -

  July 1988,
  stock issued
  in exchange
  for note due  100,000        100       19,900          -             -

  Net loss
  FYE 5/31/89      -            -          -          (61,242)         -

  Net loss
  FYE 5/31/90      -            -          -          (56,726)         -

  Net loss
  FYE 5/31/91      -            -          -          (65,708)         -

  Net loss
  FYE 5/31/92      -            -          -          (55,621)         -

  Net loss
  FYE 5/31/93      -            -          -          (52,962)         -

  Net loss
  FYE 5/31/94      -            -          -          (69,581)         -

  Net income
  FYE 5/31/95                                         458,832

  Net loss
  FYE 5/31/96      -            -          -             -             -

  Cancellation
  of treasury
  stock          (2,500)       (2)       (3,998)         -            4,000

  Net loss
  FYE 5/31/97      -            -          -           (6,679)         -

  Balance
  5/31/97       490,000       490       505,664      (512,833)      $  -

  Net loss for
  the Period
  ended
  November 30,
  1997             -            -          -          (13,348)         -

  Balance
  11/30/97      490,000     $ 490     $ 505,664   $  (526,181)      $  -

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statements of Cash Flows
                                                  For the
                                                  Period
                                                     During the
                                                     Development
                                                     Stage from
                                                     August
                     For the Six months ended        1953 Through
                               November 30,          November 30,
                            1997          1996       1997

Cash Flow from Operating
Activities:

  Net (loss) income     $ (13,348)      $  -        $ (526,181)

  Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:

   Depreciation                                        158,699
   Gain/loss on sale of
    assets/subsidiaries      -             -          (450,659)
   Increase (decrease)
    in accounts payable
    and accrued expenses   13,348          -            39,596

  Net cash used by
  operating activities       -             -          (778,545)

Cash Flow from Investing
Activities:

  Proceeds from sale
  of equipment               -             -             44,838

  Capital expenditures       -             -           (196,037)

  Acquisition of mineral
  properties                 -             -            (71,887)

  Investment in
  subsidiaries               -             -           (181,900)

   Net Cash (Used)
   Provided by Investing
   Activities                -             -           (404,986)

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

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 1997

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

           The Company has cumulative net operating loss carryforwards of approximately $148,000 at May 31, 1997 and 1996 and 1995 and $607,000 at May 31, 1994. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $0 at May 31, 1996 and 1997 and $50,000 at May 31, 1995 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1996 and 1997 and $(156,000) for 1995.

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

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 1997

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

NOTE 3 -   SUPPLEMENTAL CASH FLOW INFORMATION

           Cash paid for:

                                                       From August
                                                       1953
                                                       to November 30,
                          1997         1996            1997

           Interest     $  -         $  -              $  146,325
           Taxes           -            -                    -

NOTE 4 -   SHAREHOLDERS' ACTIONS

           On October 6, 1997, by vote of the shareholders of the company, the articles of incorporation were amended to change the capital structure of the company to 50,000,000 shares authorized and $.001 par value from 20,000,000 shares authorized and $.0025 par value. The shareholders also voted to effect a 1 for 40 reverse split on the common stock of the company. These changes have been made retroactive to August 1953 in these financial statements.

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

     On October 6, 1997, by vote of the shareholders of the company, the articles of incorporation were amended to change the capital structure of the company to 50,000,000 shares authorized and $.001 par value from 20,000,000 shares authorized and $.0025 par value. The shareholders also voted to effect a 1 for 40 reverse split on the common stock of the company.

Liquidity and Capital Resources

     As of November 30, 1997, the Company had no assets and $20,027 in accounts payable. For the period during the development stage of the Company, from August 1953 through November 30, 1997, the Company had an accumulated loss of $526,181. Since discontinuing day to day business activities in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses ($9,027) have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. The company also has $11,000 in outstanding accounts payable for professional services. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

Results of Operations

     The Company had no operations during the six months ended November 30, 1997, and has not had any significant operations since discontinuing day to day operations in 1993.


                           PART II  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

     None

                           ITEM 2.  CHANGES IN SECURITIES

     None

                      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 6, 1997, the Company held a special meeting of shareholders to consider and vote upon the following proposals:

     1. To reverse split the outstanding shares of common stock of the Company at the rate of one share for each forty shares outstanding.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(continued)

     2. To amend Article IV of the Articles of Incorporation of the Company to increase the authorized number of shares of common stock of the Company from 20,000,000 to 50,000,000 and to change the par value of the common stock of the Company from $0.0025 per share to $0.001 per share.

          Each of the proposals was approved by the shareholders. Of the total shares outstanding (19,600,000), 10,501,000 voted for the proposals, and no shares voted against the proposals or abstained from voting. In addition, there were no broker non-votes. The reverse split was effective at the close of business on October 6, 1997. Management has prepared and filed articles of amendment to effect the change in capitalization approved by the shareholders.

                            ITEM 5.  OTHER INFORMATION

     None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

     None

     (b)     Reports on Form 8-K:

     None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Yellow Gold of Cripple Creek, Inc.

Date: December 19, 1997                    By /s/ Howard M. Oveson
                                           Howard M. Oveson, President and
                                           Principal Financial Officer