Form 10QSB/A
period 1997-08-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-01-23
CIK 313109

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Form 10-QSB/A

(Mark One)
	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarter ended August 31, 1997

	[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

	For the transition period from ________ to __________

		Commission File Number:  0-9015

  Re-submitting a form 10QSB to include attachment of Exhibit 27.

	YELLOW GOLD OF CRIPPLE CREEK, INC.
	(Exact name of Registrant as specified in charter)

	Utah						84-0768695
State or other jurisdiction of			I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, Utah  		84101
(Address of principal executive offices)				(Zip Code)

Issuer's telephone number, including area code:  (801) 359-9309

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
 90 days.  (1)  Yes [X ]  No [  ]       (2)  Yes  [X]    No  [   ]

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