Form 10QSB
period 1998-02-28
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-06-08
CIK 313109

Page                        UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended February 28, 1998

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

(1)  Yes [X]     No [   ]
(2)  Yes  [X]    No [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 21, 1998 there were 3,005,500 shares of the Registrant's Common Stock outstanding.



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

                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                     February 28,
                                        1998            May 31,
                                    (Unaudited)          1997
Current Assets
   Cash                             $    5,000          $    -

Total Assets                        $    5,000          $    -


                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                 $    6,600          $    6,679

Stockholders' Equity

Common stock $.001 par value,
50,000,000 shares authorized,
2,505,500 and 490,000 shares,
issued and outstanding,
respectively                             2,505                  490
Capital in excess of par               523,804              505,664
Retained (deficit) accumulated
during the development stage          (527,909)            (512,833)
  Stockholders'  Equity            $    (1,600)        $     (6,679)


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY       $    5,000         $       -

                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)

                                                           For the Period
                                                            During the
                                                            Development
                                                            Stage from
              For the Three Months  For the Nine Months     August 1953
              Ended February 28,    Ended February 28,  Through February 28,
              1998       1997        1998     1997              1998

Revenues:
 Sale of
 minerals
 and tailings $   -     $   -        $  -     $      -        $    92,556

Expenses:
 Mine
 development
 costs           -         -           -             -            134,730
 Salaries and
 related expenses -        -           -             -            559,009
 Professional
 services       600        -         13,948          -            146,761
 Other general
 and
 administrative 1,128   16,500        1,128        16,500         181,193
 Depreciation    -         -           -             -            158,699
   Net Income
   from
   Operations  $(1,728)  $(16,500)   $ (15,076)   $(16,500)     $(1,087,836)

Other income (expenses)
 Interest income     -         -         -            -             59,438
 Interest expense    -         -         -            -          (299,859)
 Gain (loss) on
 sale of assets      -         -        -            -             237,573
 Gain on relief
 of indebtedness                                                   732,885
 Loss on abandonment of
 subsidiaries                                                    (181,900)
   Other               -         -         -            -           11,790

 Net (loss) before income
   taxes           (1,728)   (16,500)   (15,076)      (16,500)     (527,909)

   Taxes               -         -         -              -            -

 Net income (loss)$(1,728)   $(16,500)  $(15,076)     $(16,500)   $(527,909)

 Net income (loss)
 per share           -          $(.03)     $(.02)      $(.03)     $(1.27)

 Average weighted shares
 outstanding     1,161,833      490,000   713,944      490,000    416,305



                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                       (A Development Stage Company)
                   Statements of Cash Flows (Unaudited)
                                                           For the Period
                                                           During the
                                                           Development
                                                           Stage from
                                                           August 1953
                                     For the Nine Months   Through
                                     Ended February 28,    February 28,
                                      1998        1997        1998

Cash Flow from Operating Activities:
Net (loss) income                    $(15,076)  $(16,500)   $(527,909)
Adjustments to reconcile net income to
net cash provided by operating activities

  Depreciation                           -          -          158,699
  Gain/loss on sale of
  assets/subsidiaries                     -          -        (450,659)
  Increase (decrease) in accounts
  payableand accrued expenses         20,076      16,500         46,324

  Net cash used by operating
  activities                            5,000                  (773,545)

Cash Flow from Investing Activities

   Proceeds from sale of equipment        -          -            44,838

   Capital expenditures                   -          -          (196,037)

   Acquisition of mineral properties      -          -           (71,887)

   Investment in subsidiaries             -          -          (181,900)

      Net Cash (Used) Provided by
        Investing Activities              -          -          (404,986)

Cash Flow from Financing Activities:

   Net borrowing from stockholder/director
    and others                            -          -           677,377

 Net proceeds, sales of common stock      -          -           510,154

   Purchase of treasury stock             -          -           (4,000)

         Net Cash (Used)/Provided by
               Financing Activities       -          -         1,183,531

   Net Cash Provided (Used)              5,000        -          5,000

   Cash at Beginning of the Period        -          -              -

   Net Cash at the End of the Period  $  5,000   $   -       $    5,000



                    YELLOW GOLD OF CRIPPLE CREEK, INC.
                             February 28, 1998

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Yellow Gold of Cripple Creek, Inc. (the "Company") has elected to omit substantially all footnotes to the Financial Statements for the three and nine months ended February 28, 1998 since there have been no material changes to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended May 31, 1997.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However,such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

STOCK ISSUANCE

During the most recent quarter, 2,015,500 shares of stock were issued for relief of indebtedness of $20,155.

STOCK OPTION PLAN

During the quarter, the board of directors of the Company adopted a Non-Qualified Stock Option Plan. The shares (maximum of 500,000) would be registered under Form S-8 registration and would be offered to professionals to provide compensation to officers, directors, and other individuals providing professional services to the corporation.

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

Liquidity and Capital Resources

     As of February 28, 1998, the Company had cash of $5,000 and liabilities of $6,600. For the period during the development stage of the Company, from August 1953 through February 28,1998, the Company had an accumulated loss of $527,909. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by the president of the Company, but there is no arrangement or assurance that the president will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities.

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

     None

                        ITEM 5.  OTHER INFORMATION

     None

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (b) On February 1, 1998, the Company filed an 8-K report that Howard Oveson, a director and officer of the Company and primary shareholder of the Company, entered into an agreement whereby he optioned 277,562 shares to Zamora Corporation. Such an exercise of an option would effective give 1st Zamora Corporation control of the corporation. The previous option previously entered into by Mr. Oveson with Broad Seal Ltd. was not exercised and expired on December 31, 1997.







                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Yellow Gold of Cripple Creek


Date: April 21, 1998                      By /s/ Howard M. Oveson
                                          Howard M. Oveson, President and
                                          Principal Financial Officer