Form 10KSB
period 1998-05-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-09-08
CIK 313109

Page                        UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934 [FEE REQUIRED]

     For the fiscal year ended May 31, 1998

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

Title of each class      Name of each exchange on which registered
Common Stock,                 None
Par Value $.001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
August 31, 1998 there were 2,705,500 shares of the Registrant's
Common Stock outstanding.

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

       On October 21, 1996, Milagro Holdings, Inc., a corporation controlled by Howard M. Oveson, the president and a director of the Company since December 6, 1996, purchased 11,102,500 pre-reverse split shares of common stock from Charles A. Dager for $30,000. Said shares represented approximately 56.36% of the outstanding common stock of the Company. As a result of such purchase, Mr. Dager also forgave any debt owed by the Company to him and to filed a satisfaction of a judgement obtained by him against the Company.

       On October 6, 1997, the shareholders approved a one-for-forty reverse split of the outstanding shares of common stock of the Company. The shareholders also approved an increase in the number of authorized shares of common stock of the Company from 20,000,000 to 50,000,000 and a decrease in the par value from $.0025 to $.001.

       On December 11, 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan authorizing the board to grant options to purchase up to 500,000 shares of the common stock of the Company.

       On December 15, 1997, the Company filed a registration statement on Form S-8 to register options to be granted and shares to be issued under the Company's 1997 Non-Qualified Stock Option Plan. On February 11, 1998, the Company approved the issuance of options to purchase up to 200,000 shares of the Company's common stock at $.05 per share. The options were exercised in March 1998.

       On March 30,1998, the Company issued 2,015,500 post-reverse split shares of common stock of the Company to Kip Eardley, an officer and a director of the Company, for money owed by the Company for funds advanced for operating expenses. Such shares represent approximately 74% of the outstanding common stock.

       Milagro Holdings, Inc. and Mr. Eardley have entered into arrangements with 1st Zamora Corp., a corporation owned by Laura Madsen, to sell the shares owned by such persons for approximately $140,000. See "Certain Relationships and Related Transactions."

Proposed Operations

       The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. It is anticipated that any such potential business opportunity will be subject to the approval of 1st Zamora Corp.

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

                   ITEM 2.  DESCRIPTION OF PROPERTY

       Since December 1996, the Company's administrative offices have been located at 57 West 200 South, Suite 310, Salt Lake City, Utah 84101, which are the offices of Howard M. Oveson, the president and a director of the Company. Mr. Oveson has allowed the Company to use this office space without charge.

                      ITEM 3.  LEGAL PROCEEDINGS

       No legal proceedings are reportable pursuant to this item.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended May 31, 1998.

                               PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is quoted on the Electronic Bulletin Board under the symbol "YGCC." There is presently no established public trading market for the common stock of the Company, and there has been no significant trading volume since the Company ceased its principal business activities. At August 31, 1998, the bid price for the Company's common stock was $.01.

       The table below sets forth for the periods indicated the high and low bid quotations as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The first bid quotation was reported by a market maker in November 1996.

                                      Quarter         High           Low
Fiscal Year Ended May 31, 1997         First           --             --
                                       Second        $.001          $.001
                                       Third         $.01           $.001
                                       Fourth        $.01           $.01

Fiscal Year Ended May 31, 1998         First         $.01           $.01
                                       Second        $.01           $.01
                                       Third         $.01           $.01
                                       Fourth        $.01           $.01

Fiscal Year Ending May 31, 1999        First         $.01           $.01


       Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

       At September 4, 1998, the Company had approximately 1,036 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O. Box 65665, Salt Lake City, Utah 84165; telephone number
(801) 485-5555.

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

       Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.
 If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the possible issuance of stock to acquire such an opportunity.

Liquidity and Capital Resources

       As of May 31, 1998, the Company had no assets and no liabilities, and had no revenues or losses therefrom. For the period during the development stage of the Company, from August 1953 through May 31, 1998, the Company had an accumulated loss of $543,917. Since discontinuing operations in 1993, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by officers of the Company, but there is no arrangement or assurance that the officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities. During the year ended May 31, 1998, the Company settled most of its outstanding debts for shares of common stock of the Company.

       The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free" basis. The Company is not paying salaries or other forms of compensation to any officers or the directors of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.

Results of Operations

       The Company has not had any operations during the fiscal year ended May 31, 1998, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations have involved the negotiation of settlement of the Company's outstanding liabilities, primarily to its former president and director, Mr. Charles A. Dager.

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

                               PART III

      ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

       The following table sets forth as of August 31, 1998, the name, age, and positions of the executive officers and directors of the Company and the term of office of such directors:

    NAME                 AGE    POSITION(S)             DIRECTOR SINCE

    Howard M. Oveson      64    Director, President     December 1996
                                and Treasurer
    Kip Eardley           39    Director and Secretary  October 1997
    Ken Edwards           47    Director and Vice-
                                President               October 1997

       Each of the directors is elected to hold office until the next annual meeting of the shareholders or until removed. Annual meetings of the shareholders are to be held on the third Tuesday of September.

       Set forth below is certain biographical information regarding the Company's current executive officers and directors:

        HOWARD M. OVESON has been self-employed since 1980 as a business consultant to private and public companies. Mr. Oveson has also been a director and the secretary/treasurer of Apex Minerals Corporation, a Delaware corporation, since July 1995, which company is a reporting company with the Securities and Exchange Commission. On March 17, 1992, Howard M. Oveson, an officer and a director of the Company, filed a petition under the federal bankruptcy laws in the U.S. Bankruptcy Court, District of Utah (Salt Lake), Petition No. 92-21860. The case was originally filed under Chapter 11 of the U.S. Bankruptcy Code, and was converted to Chapter 7 on November 12, 1992. The final decree in the case was issued on January 10, 1996.

        KIP EARDLEY has been the owner and operator of Capital
Consulting, a corporate consulting company, since 1989. From 1996 to 1997 he was the owner and manager of Sierra West Mortgage, a mortgage brokerage firm.

        KEN EDWARDS has been the president and CEO of NeKco
Enterprises, a corporate consulting firm, since 1995. He was employed by Wasatch Investments from 1991 to 1995.

Compliance with Section 16(a) of the Exchange Act

       The Company's common stock is registered pursuant to Section 12(g) of the Securities Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's outstanding common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. Ken Edwards, a director of the Company has failed to file either a Form 3 or a Form 5 to report his position as a director of the Company. He is believed not to own beneficially any shares of common stock of the Company.

                   ITEM 10.  EXECUTIVE COMPENSATION

       There was no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal years ended May 31, 1996, 1997, or 1998.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of August 31, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and
(iii) directors and executive officers of the Company as a group:

                             Amount and Nature
Name and Address             of Beneficial
of Beneficial Owner          Ownership(1)           Percent of Class

Howard M. Oveson             277,563(2)                10.26%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Kip Eardley                  2,015,500                 74.5%
4970 South 900 East
Suite F-104
Salt Lake City, UT 84117

Ken Edwards                    -0-
4484 Taylor Ave.
Ogden, UT 84403

1st Zamora Corp.             2,293,063(3)              84.76%
9025 Oakwood Place
West Jordan, UT 84088

Executive Officers and
Directors as a Group
(3 Person)                   2,293,063                 84.76%


       (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
       (2) Of theses shares, 262,500 are held directly of record by Milagro Holdings, Inc., a Delaware corporation controlled by Mr. Oveson, and 15,063 are held in the name of Charles A. Dager.
       (3) 1st Zamora Corp. has entered into an arrangement with Mr. Oveson and Mr. Eardley to purchase all of the shares of common stock owned by them. Such transaction may be completed within 60 days. 1st Zamora Corp. is owned and controlled by Laura Madsen. See "Certain Relationships and Related Transactions."

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Subsequent to the fiscal year ended May 31, 1998, Milagro Holdings, Inc. ("Milagro"), a corporation controlled by Howard M. Oveson, an officer and a director of the Company, entered into an arrangement with 1st Zamora Corp. ("1st Zamora"), a corporation owned and controlled by Laura Madsen, to sell 277,563 shares of common stock owned by Milagro for $130,928. During the fiscal year ended May 31, 1998, Milagro had granted options to 1st Zamora to purchase such shares, for which 1st Zamora had paid Milagro an aggregate of $60,000. 1st Zamora failed to exercise such options and the options have expired. In connection with the current arrangement, Mr. Oveson has agreed to resign as an officer and a director of the Company if 1st Zamora purchases the shares from Milagro.

       During the fiscal year ended May 31, 1998, Mr. Kip Eardley, an officer and a director of the Company, acquired 2,015,500 shares of the Company in settlement of $9,072 owed by the Company. Such funds were advanced by Milagro and the obligation owed by the Company to Milagro was assigned by Milagro to Mr. Eardley. Mr. Eardley has entered into an arrangement to sell such shares to 1st Zamora for $9,072. Mr. Eardley has agreed to resign as an officer and a director of the Company if 1st Zamora purchases the shares.

       Mr. Howard M. Oveson, an officer, director, and controlling shareholder of the Company, continues to advance funds to the Company for expenses of the Company and to provide office space for the Company at no cost.

       Mr. Howard M. Oveson, an officer and a director of the Company, is also an officer and director of another reporting company. The other reporting company is also seeking business opportunities, and it is possible that conflicts between such entity and the Company for such business opportunities may arise. There is no agreement between such two entities concerning such conflict.

           ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

       (a)(1) Financial Statements. The following financial statements are included in this report:

        Independent Auditors' Report dated August 29, 1998
        Balance Sheet as of May 31, 1998
        Statements of Operations for the fiscal years ended May 31, 1998 and 1997, and for the period during development stage from August 1953 through May 31, 1998
        Statements of Stockholders' Equity from August 1953 through May 31,
        1998
        Statements of Cash Flows for the fiscal years ended May 31, 1998 and 1997, and for the period during development stage from August 1953 through May 31, 1998
        Notes to Financial Statements

       (a)(2)  Exhibits.  The following exhibits are included as part of this report:

   Exhibit No.   Description of Exhibit                              Location

   3.1           Articles of Incorporation, as amended                   *
   3.2           By-Laws of the Company currently in effect              *
   4.1           Form of certificate evidencing shares of Common Stock   *
  16.1           Letter on change in certifying accountant              **
  23.1           Consent of Orton & Company, independent auditor      Attached

        *Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange
Commission, file no. 0-9015.

        **Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended May 31, 1995, file no. 0-9015.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended May 31, 1998.

                              SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Yellow Gold of Cripple Creek, Inc.

Date: September 4, 1998                By /s/ Howard M. Oveson, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: September 4, 1998                /s/ Howard M. Oveson, Director and
                                           Principal Financial and Accounting
                                           Officer

Date: September 4, 1998                /s/ Kip Eardley

Independent Auditors' Report


To the Board of Directors and Stockholders of Yellow Gold of Cripple Creek,
Inc.:

We have audited the accompanying balance sheet of Yellow Gold of Cripple Creek, Inc., (a development stage company) as of May 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1998 and 1997 and for the time period from June 1, 1994 to May
31, 1998.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the periods August 1953 (inception) to May 31, 1994 were audited by other auditors who expressed unqualified opinions on them. The accumulated totals are the responsibility of the auditors of the respective periods.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Gold of Cripple Creek, Inc. as of May 31, 1998 and the results of its operations and cash flows for the years ended May 31, 1998 and 1997 and for the time period from June 1, 1994 to May 31, 1998 in conformity with generally accepted accounting principles.

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


/s/ Orton & Company
Certified Public Accountants
Salt Lake City, Utah
August 29, 1998

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Balance Sheet





                                       ASSETS

                                                                     May 31,
                                                                     1998


Total Assets                                                       $     -



                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $  18,546
  Accounts payable-related party (Note 4)                                145
                                                                      18,691

Stockholders' Equity
  Common stock $.001 par value, 50,000,000 shares
     authorized, 2,705,500 shares issued and
     outstanding                                                       2,705
  Capital in excess of par                                           522,521
  Retained (deficit) accumulated since the development stage        (543,917)
  Total                                                              (18,691)

Total Liabilities and Stockholders' Equity                         $     -

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statements of Operations


                                                                 For the
                                                              Period During
                                                             the Development
                                                                Stage from
                                                                August 1953
                              For the Year Ended                   Through
                                   May 31,                         May 31,
                             1998           1997                    1998

Revenues:
   Sale of minerals and
   tailings                $     -         $     -           $     92,556

Expenses:

   Mine development costs        -               -                134,730
   Salaries and related
   expenses                      -               -                559,009
   Professional services     31,084           6,679               163,897
   Other general and
   administrative                -               -                180,065
   Depreciation                  -               -                158,699

       Net Income from
       Operations          $(31,084)       $ (6,679)         $ (1,103,844)

Other income (expenses)

   Interest income               -               -                 59,438
   Interest expense              -               -               (299,859)
   Gain (loss) on sale
    of assets                    -               -                237,573
   Gain on relief of
    indebtedness                 -               -                732,885
   Loss on abandonment
    of subsidiaries              -               -               (181,900)
   Other                         -               -                 11,790

     Net (loss) income
      before taxes        $  (31,084)      $ (6,679)         $   (543,917)

     Taxes (Note 1)              -               -                   -

        Net income (loss) $  (31,084)      $ (6,679)        $    (543,917)

        Net income (loss)
         per common share $     (.03)      $   (.01)        $      (1.29)

        Average weighted
         shares
         outstanding       1,228,500         490,000             420,403

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity


                                                          Deficit
                                                        Accumulated
                                        Additional       During the
                 Common Stock             Paid-in        Development  Treasury
              Shares       Amount         Capital           Stage       Stock


August 1953:

  Issued for
  cash,
  $.03/share   250,000   $   250       $   7,250       $     -        $     -

  Issued for
  cash,
  $1.60/share   12,500        12          19,988             -              -

  Net loss,
  inception
  to 5/31/78       -           -             -           (8,383)            -

August 1978:

  Issued for
  cash, $4
  per share
   net of
   issue
   costs of
   $68,596     125,000       125          431,279            -              -

  Sale of
   warrants,
   500,000
   shares          -           -               50            -              -

  Net loss
   FYE 5/31/79     -           -               -        (61,759)            -

June 1979:

  Purchase
   100,000
   shares of
   treasury
   stock           -           -               -             -         (4,000)

  January 1980,
   issued for
   cash at
   option
   price of
   $1.60 per
   share        2,500            3          3,997            -              -

  March 1980,
   issued for
   cash at
   option
   price of
   $1.60 per
   share        2,500            2          3,998            -              -

  Net loss
  FYE 5/31/80     -              -             -         (99,561)           -

  Net loss
  FYE 5/31/81,
  82, 83          -              -             -        (217,641)           -

Capital
 contributed
 through the
 Rittenhouse
 Project          -              -         23,200            -              -

 Net loss
 FYE 5/31/84,
 85, 86           -              -             -        (234,569)           -

 Net income
 FYE 5/31/87      -              -             -          89,534            -




Continued


Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(Continued)

                                                        Deficit
                                                     Accumulated
                                    Additional        During the
                   Common Stock        Paid-in        Development     Treasury
                Shares       Amount    Capital           Stage          Stock

 Net loss
 FYE 5/31/88       -           -          -             (70,767)          -

July 1988,
stock issued
in exchange
for note due at
$.20/share       100,000       100      19,900              -             -

 Net loss
 FYE 5/31/89       -           -          -             (61,242)          -

 Net loss
 FYE 5/31/90       -           -          -             (56,726)          -

 Net loss
 FYE 5/31/91       -           -          -             (65,708)          -

 Net loss
 FYE 5/31/92       -           -          -             (55,621)          -

 Net loss
 FYE 5/31/93       -           -          -             (52,962)          -

 Net loss,
 FYE 5/31/94       -           -          -             (69,581)          -

 Net income
 FYE 5/31/95                                            458,832

 Net loss
 FYE 5/31/96       -           -          -                -              -

 Cancellation
 of treasury
 stock         (2,500)         (2)     (3,998)             -           4,000

 Net loss
 FYE 5/31/97       -           -          -              (6,679)          -

 Issued for
 debt relief,
 2,015,500
 shares at
 $.0045/share
 (Note 4)      2,015,500      2,015     7,057              -              -

 Issued
 pursuant
 to stock
 option plan
 at $.05/share
 (Note 6)        200,000        200     9,800              -              -

 Net loss
 FYE 5/31/98        -            -      -               (31,084)          -


               2,705,500    $ 2,705  $522,521        $ (543,917)    $     -

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Statements of Cash Flows
                                                                   For the
                                                                    Period
                                                                  During the
                                                                  Development
                                                                  Stage from
                                                                     August
                                        For the year ended       1953 Through
                                             May  31,               May 31,
                                     1998               1997          1998
Cash Flow from Operating
Activities:

  Net (loss) income               $ (31,084)         $  (6,679)    $ (543,917)

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Depreciation                                                     158,699
     Gain/loss on sale of
     assets/subsidiaries               -                  -          (450,659)
     Increase (decrease) in
      accounts payable and
      accrued expenses               12,012              6,679         38,260
     Stock for services & debt       19,072               -            19,072

    Net cash used by operating
    activities                         -                             (778,545)

Cash Flow from Investing Activities:

  Proceeds from sale of equipment      -                  -            44,838

  Capital expenditures                 -                  -          (196,037)

  Acquisition of mineral properties    -                  -           (71,887)

  Investment in subsidiaries           -                  -          (181,900)

    Net Cash (Used) Provided by
     Investing Activities              -                  -          (404,986)

Cash Flow from Financing Activities:

  Net borrowing from
   stockholder/director and others     -                  -           677,377

  Net proceeds, sales of common
   stock                               -                  -           510,154

  Purchase of treasury stock                                           (4,000)

         Net Cash (Used)/Provided
          by Financing Activities      -                  -          1,183,531

    Net Cash Provided (Used)           -                  -                 -

    Cash at Beginning of the Year      -                  -                 -

Net Cash at the End of the Year    $   -              $   -           $     -

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Notes to Financial Statements
May  31, 1998

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at May 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $186,000 at May 31, 1998 and $155,000 at May 31, 1997. No
effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $63,000 at May 31, 1998 and $50,000 1997 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $13,000 for 1997 and $0 for 1997.

     The Company has available $186,000 in federal income tax carryforwards that will begin to expire in the year 2004.

     c. Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period less shares held in treasury.

          d. Cash and Cash Equivalent

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Yellow Gold of Cripple Creek, Inc.
(A Development Stage Company)
Notes to Financial Statements
May  31, 1998

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

NOTE 3 -SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:                                           From August
                                                                  1953
                                                               to May 31,
                            1998              1997                1998
          Interest       $      -         $      -          $    146,325
          Taxes                 -                -                  -

     Non cash Flow
     Information:
          Stock issued
          for services   $   10,000       $      -          $     10,000
          Stock issued
          for debt       $    9,072       $      -          $      9,072

NOTE 4 -RELATED PARTY TRANSACTION

     During 1998, an officer advanced $9,217 for working capital to pay for ongoing professional fees to keep the Company current in its annual and quarterly filings. Of the $9,217, $9,072 of the debt was assigned to another officer/director, who exchanged the debt for 2,015,500 shares of stock.

NOTE 5 -REVERSE STOCK SPLIT

     During the year, the shareholders of the Company approved a reverse stock split of one or forty shares. The financial statements have been adjusted to reflect the reverse stock split.

NOTE 6 - NON-QUALIFIED STOCK OPTION PLAN

     During the year, the company adopted a Non-Qualifying Stock Option Plan to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company set aside 500,000 shares for such a plan. The price of the options are to be determined by the board of directors and are set to expire in five years.

     During the year, 200,000 shares were optioned and exercised at $.05 per share for services rendered.

NOTE 7 -USE OF ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.


ACCOUNTANTS' CONSENT


We hereby consent to the use of our audit report of Yellow Gold of Cripple Creek, Inc. dated August 29, 1998 for the year ended May 31, 1998 in the Form 10-KSB Annual Report for Yellow Gold of Cripple Creek, Inc. and in the registration statement on S-8 of Yellow Gold of Cripple Creek, Inc.




/s/ Orton & Company
September 1,  1998
Salt Lake City, Utah


[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          MAY-31-1998
[PERIOD-END]                               MAY-31-1998
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         2,705
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                         0
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                   31,084
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (31,084)
[INCOME-TAX]                                   (31,084)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0