Form 10QSB
period 1998-08-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-10-14
CIK 313109

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTO OF 1934

        For the quarter ended August 31, 1998

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

         Commission File Number:  0-9015

                  YELLOW GOLD OF CRIPPLE CREEK, INC.
          (Exact name of Registrant as specified in charter)

        COLORADO                  84-0768695
State or other jurisdiction of            I.R.S. Employer I.D. No.
incorporation or organization


Address of principal executive offices, including Zip Code: 2409
South Memorial Drive, Bixby, OK 74008

Issuer's telephone number, including area code:  (800) 850-0349

Former Address:  57 West 200 South, Suite 310, Salt Lake City, Utah
84101

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.  (1)  Yes [ ]
No [X]       (2)  Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
October 12, 1998, there were 37,205,500 shares of the Registrant's Common Stock outstanding.

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

                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                         August 31,            May 31,
                                           1998                 1998
                                        (unaudited)           (audited)

Total Assets                         $      -              $         -


                         STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                   $       2,200             $18,546
  Accounts payable - Related party             145                 145

Stockholders' Equity
  Common stock $.001 par value,
     50,000,000 shares
     authorized, 2,705,500 shares
     issued and outstanding                  2,705               2,705
  Capital in excess of par                 538,867             522,521
  Retained (deficit) accumulated
     since the development stage          (543,917)           (543,917)
  Total                                     (2,345)            (18,691)

Total Liabilities and
Stockholders' Equity                 $        -            $      -

                  YELLOW GOLD OF CRIPPLE CREEK, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                                   For the
                                                                Period During
                                                               the Development
                                                                 Stage from
                                                                August 1953
                               For the Three Months Ended          Through
                                      August 31,                  August 31,
                                1998            1997                 1998

Revenues:
   Sale of minerals
   and tailings             $        -     $         -         $     92,556

Expenses:

   Mine development costs            -               -              134,730
   Salaries and related
    expenses                         -               -              559,009
   Professional services             -             1,009            163,897
   Other general and
    administrative                   -               -              180,065
   Depreciation                      -               -              158,699

     Net Income from
      Operations            $        -            (1,009)        (1,103,844)

Other income (expenses)

   Interest income                   -               -               59,438
   Interest expense                  -               -             (299,859)
   Gain (loss) on sale of
    assets (Note 4)                  -               -              237,573
   Gain on relief of
    indebtedness (Note 4)            -               -              732,885
   Loss on abandonment of
    subsidiaries (Note 3)            -               -             (181,900)
   Other                             -               -               11,790

     Net (loss) income
      before taxes          $        -         $  (1,009)          (543,917)

     Taxes (Note 1)                  -               -                  -

     Net income (loss)      $        -         $     -                (1.26)

     Net income (loss)
      per common share               -               -                  -

     Average weighted
      shares outstanding        2,705,500        490,000            433,098

                      YELLOW GOLD OF CRIPPLE CREEK, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                    For the
                                                                    Period
                                                                  During the
                                                                  Development
                                                                  Stage from
                                                                     August
                              For the Quarter ended              1953 Through
                                    August 31,                     August 31,
                             1998              1997                   1998

Cash Flow from Operating
Activities:

  Net (loss) income        $     -         $    (1,009)       $    (543,917)

  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:

     Depreciation                                                   158,699
     Gain/loss on sale of
      assets/subsidiaries        -                   -             (450,659)
     Increase (decrease)
      in accounts payable
      and accrued expenses       -               1,009               38,260
     Stock for services &
      debt                       -                   -               19,072

    Net cash used by
     operating activities        -                   -             (778,545)

Cash Flow from Investing
 Activities:

  Proceeds from sale of
   equipment                     -                   -               44,838

  Capital expenditures           -                   -             (196,037)

  Acquisition of mineral
   properties                    -                   -              (71,887)

  Investment in subsidiaries     -                   -             (181,900)

   Net Cash (Used) Provided
     By Investing Activities     -                   -             (404,986)

Cash Flow from Financing
 Activities:

  Net borrowing from
   stockholder/director and
   others                        -                   -              677,377

  Net proceeds, sales of
   common stock                  -                   -              510,154

  Purchase of treasury stock     -                   -               (4,000)

    Net Cash (Used)/Provided
     by Financing Activities     -                   -            1,183,531

    Net Cash Provided (Used)     -                   -                  -

    Cash at Beginning of the
     Year                        -                   -                  -

    Net Cash at the End of
     the Year                 $  -                   -                  -

                      YELLOW GOLD OF CRIPPLE CREEK, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              August  31, 1998

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

NOTE 3 -        SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for:
                                                                From August
                                                                   1953
                                                                 to May 31,
                           1998             1997                   1998

      Interest         $          -       $           -       $     146,325
      Taxes                       -                   -                -

      Non cash Flow
      Information:
       Stock issued
        for services   $     10,000       $           -       $      10,000
       Stock issued
        for services   $      9,072       $           -       $       9,072


NOTE 4 -        RELATED PARTY TRANSACTION

                During 1998, an officer advanced $9,217 for working capital to pay for ongoing professional fees to keep the Company current in its annual and quarterly filings. Of the $9,217, $9,072 of the debt was assigned to another officer/director, who exchanged the debt for 2,015,500 shares of stock.

                During the first quarter Fiscal Year 1999, a stockholder forgave a payable in the amount of $16,396.

NOTE 5 -        REVERSE STOCK SPLIT

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

                During 1998, 200,000 shares were optioned and exercised at $.05 per share for services rendered.

NOTE 7 -        USE OF ESTIMATES IN FINANCIAL STATEMENTS

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

NOTE 8 -        INTERIM FINANCIAL INFORMATION

              Management has elected to omit all of the disclosures for the interim financial statements ended August 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


                   ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

Overview

        Since discontinuing operations in 1993, the Company has had no operations. The Company was organized for the purpose of engaging in mining activities; however, the Company does not have any cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern.
During the quarter ended August 31, 1998, the Company continued to seek a viable business opportunity.

Liquidity and Capital Resources

        As of August 31, 1998, the Company had no assets and no liabilities, and had no revenues or losses therefrom. For the period during the development stage of the Company, from August 1953 through August 31, 1998, the Company had an accumulated loss of $*. Since discontinuing operations in 1993, the Company has not generated revenue. During the quarter management of the Company continued to seek business opportunities. These efforts cost the Company not only out-of-pocket expenses for its management, but also expenses associated with legal and accounting costs. To date such expenses have been advanced by officers of the Company, but there is no arrangement or assurance that the officers will continue to advance such costs on behalf of the Company. There can also be no guarantees that the Company will receive any benefits from the efforts of management to locate such business opportunities. During the year ended May 31, 1998, the Company settled most of its outstanding debts for shares of common stock of the Company.

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

Results of Operations

        The Company has not had any operations during the fiscal year ended August 31, 1998, and has not had any operations since discontinuing operations in 1993.

                          PART II  OTHER INFORMATION

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K: A report on Form 8-K dated March 30, 1998, was filed on July 9, 1998, which included information under Item 1 in regard to a change of control of the Registrant and a proposed change of control. No financial statements were filed with this report.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Yellow Gold of Cripple Creek, Inc.

Date: October 13, 1998            /s/ William Rippetoe, Chief Financial Officer