Form 10KSB/A
period 1998-05-31
YELLOW GOLD OF CRIPPLE CREEK INC
filed 1998-10-15
CIK 313109

Page                        UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            Form 10-KSB/A

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

     On March 30, 1998, the Company issued 2,015,500 post-reverse split shares of its common stock to Kip Eardley, an officer and a director of the Company at such time, for settlement of a debt owed by the Company to Mr. Eardley in the amount of $20,155 owed by the Company for cash advances to the Company. The debt was assigned to Mr. Eardley by Milagro Holdings, Inc., a company controlled by Mr. Howard Oveson, an officer and director of the Company at the time of the transaction. At such time the shares issued to Mr. Eardley represented approximately 80.44% of the outstanding common stock of the Company. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering, the recipient of the securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuance.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Yellow Gold of Cripple Creek, Inc.

Date: October 7, 1998                   By David Shroff, President