Form 10QSB
period 1998-11-30
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 1999-03-12
CIK 313109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1998

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

        COLORADO                                        84-0768695
State or other jurisdiction of                    I.R.S. Employer I.D. No.
incorporation or organization


Address of principal executive offices, including Zip Code: 12407
South Memorial Drive, Bixby, OK 74008

Issuer's telephone number, including area code:  (918) 369-5950

Former Address:  57 West 200 South, Suite 310,
                 Salt Lake City, Utah 84101

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 1998, there were 9,301,375 shares of the Registrant's Common Stock outstanding.

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

With the exception of the May 31, 1998 Balance Sheet, the financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The May 31, 1998 Balance Sheet was audited and was included along with all required footnote disclosures in the May 31, 1998 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been made.

These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       NOVEMBER 30, 1998 AND MAY 31, 1998
                                   Page 1 of 2


                                     ASSETS

                                                         November 30, 1998        May 31, 1998
                                                            (Unaudited)             (Audited)

CURRENT ASSETS:
         Cash                                                 $ 38,246               $      -
                                                              --------               --------
                  Total current assets                          38,246                      -
                                                              --------               --------
PROPERTY AND EQUIPMENT:
         Patent costs                                           34,124                      -
                                                              --------               --------
                                                                34,124                      -
         Accumulated amortization                               (1,014)                     -
                                                              --------               --------
                                                                33,110                      -
                                                              --------               --------
OTHER ASSETS:
         Purchase option deposit                               327,970                      -
                                                              --------               --------
                                                              $399,326               $      -
                                                              ========               ========


    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       NOVEMBER 30, 1998 AND MAY 31, 1998
                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         November 30, 1998        May 31, 1998
                                                            (Unaudited)             (Audited)

CURRENT LIABILITIES:
         Accounts payable                                     $      0               $ 18,546
         Accounts payable - related party                            0                    145
         Notes payable - related party                         173,500                      -
                                                              --------               --------
                  Total current liabilities                    173,500                 18,691
                                                              --------               --------
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value,
                  50,000,000  shares  authorized,
                  9,301,375 and 676,375 shares
                  issued and outstanding at
                  November 31, 1998 and May 31,
                  1998, respectively                             9,301                    676
         Additional paid-in capital                            818,742                524,550
         Accumulated (deficit)                                (602,216)              (543,917)
                                                              --------               --------
                                                               225,827                (18,691)
                                                              --------               --------
                                                              $399,326               $      -
                                                              ========               ========

    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 1998 AND 1997



                                                     For the Three Months       For the Six Months
                                                     Ended November 30,         Ended November 30,
                                                     --------------------       --------------------
                                                        1998       1997            1998       1997
                                                     --------    --------       --------    --------
REVENUES                                             $      -    $      -       $      -    $      -
                                                     --------    --------       --------    --------
EXPENSES:
         General & administrative                      51,563      12,339         57,801      13,348
         Amortization                                     507           -          1,014           -
                                                     --------    --------       --------    --------
                                                       52,070      12,339         58,815      13,348
                                                     --------    --------       --------    --------
LOSS FROM OPERATIONS                                  (52,070)    (12,339)       (58,815)    (13,348)
                                                     --------    --------       --------    --------
OTHER INCOME:
         Interest income                                  200           -            516           -
                                                     --------    --------       --------    --------
                                                          200           -            516           -
                                                     --------    --------       --------    --------
LOSS BEFORE INCOME TAXES                              (51,870)    (12,339)       (58,299)    (13,348)

INCOME TAX EXPENSE                                          -           -              -           -
                                                     --------    --------       --------    --------
NET LOSS                                             $(51,870)   $(12,339)      $(58,299)   $(13,348)
                                                     ========    ========       ========    ========
NET LOSS PER SHARE                                   $  (0.01)   $  (0.10)      $  (0.02)   $  (0.11)
                                                     ========    ========       ========    ========
AVERAGE WEIGHTED SHARES
         OUTSTANDING                                6,426,375     122,500      3,551,375     122,500
                                                    =========    ========      =========    ========

    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM MAY 31, 1997 THROUGH NOVEMBER 30, 1998


                                                      Common Stock        Additional    Retained
                                                     ---------------      Paid-In       Earnings
                                                     Shares   Amount      Capital       (Deficit)
                                                     -------  ------      ----------    -----------
Balance, May 31, 1997                                122,500  $  122      $  506,032    $( 512,833)

Issued for debt relief,
         503,875 shares at
         $0.0180 per share                           503,875     504           8,568             -

Issued pursuant to
          stock option plan
          at $0.20 per share                          50,000      50           9,950             -

Net loss                                                   -       -               -       (31,084)
                                                     -------  ------      ----------    ----------
Balance, May 31, 1998                                676,375     676         524,550      (543,917)
                                                     -------  ------      ----------    ----------
Issuance of Stock for
         5,750,000 shares of Ion
         Collider Technologies
         on September 30, 1998                     8,625,000   8,625         294,192             -

Net loss for the six months
         ended November 30, 1998                           -       -               -       (58,299)
                                                   ---------  ------      ----------    ----------
Balance, November 30, 1998                         9,301,375  $9,301      $  818,742    $ (602,216)
                                                   =========  ======      ==========    ==========

    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   Page 1 of 2


                                                              For the Six Months Ended November 30,
                                                                    1998                1997
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss)                                           $    (58,299)       $    (13,348)
         Amortization                                                1,014                   -
         Increase (decrease) in accounts
           payable and accrued expenses                            (18,691)             13,348
                                                              ----------------    ----------------
                  Net cash used in
                    operating activities:                          (75,976)                  -
                                                              ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase option deposit                                  (327,970)                  -
         Capital expenditures                                      (34,124)                  -
                                                              ----------------    ----------------
                  Net Cash used in
                    investing activities:                         (362,094)                  -
                                                              ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from borrowing from
           related parties                                         173,500                   -
         Proceeds from sale of common stock                        302,816                   -
                                                              ----------------    ----------------
                  Net Cash Provided by
                    financing activities:                          476,316                   -
                                                              ----------------    ----------------
NET INCREASE (DECREASE) IN CASH                                     38,246                   -

CASH, BEGINNING OF THE YEAR                                              -                   -
                                                              ----------------    ----------------
CASH, END OF THE YEAR                                         $     38,246        $          -
                                                              ================    ================

    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   Page 2 of 2


                                                              For the Six Months Ended November 30,
                                                                    1998                1997
                                                              ----------------    ----------------
RECONCILIATION OF NET INCOME TO NET
         CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES:
                  Net loss                                         (58,299)            (13,348)
                  Adjustments to reconcile
                    net income to net cash
                    provided by (used in)
                    operating activities:
                           Amortization                              1,014                   -
                           (Increase) decrease
                             in accounts payable                   (18,691)             13,348
                                                              ----------------    ---------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                 $    (75,976)       $          -
                                                              ================    ===============

    - See accompanying notes to consolidated condensed financial statements -

           INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                           November 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of November 30, 1998 and 1997 and for the three and six months then ended have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 1998, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 1998. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three and six month periods are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

NOTE 2 - SIGNIFICANT EVENTS

Organization
------------
International Cavitation Technologies, Inc. (the "Company") was incorporated as Yellow Gold of Cripple Creek, Inc. under the laws of the State of Colorado on August 24, 1936. The Company was involved in various mining activities over the years, none of which proved successful. During the year 1953, the Company discontinued all operations and had no significant revenues from any activity prior to September 1998 and was classified as a development stage company per SFAS No. 7. For the period during the development stage of the Company from August 1953 through August 31, 1998, the Company had accumulated losses of $543,917.

On December 2, 1998, the shareholders voted to change the Company's name to International Cavitation Technologies, Inc. from Yellow Gold of Cripple Creek, Inc.

Acquisition of Ion Collider Technologies, Ltd.
----------------------------------------------

On September 30, 1998, the Company acquired all of the outstanding common stock and common stock purchase warrants of Ion Collider Technologies, Inc. ("ICT"), a Colorado corporation in exchange for the issuance, after taking into account the four for one reverse stock split described in Note 5 below, of 8,625,000 shares of its common stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock for $1.17 per share anytime until June 1, 2008.

ICT owns four patents and one pending patent related to the use of ion collider technology to separate particles from liquid, enhance the recovery of crude oil, increase the amount of hydrocarbons recoverable from underground reservoirs, and water clarification.

The Company's goal is to oversee the commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

Commencing January 1, 1999, the Company is entitled to 90% of gross income generated by Big Blue, Inc. in connection with the use of this technology. See
Note 4 for further details.

Amortization of Patent Costs
----------------------------
Patent costs are being amortized on a straight-line basis over their remaining lives. As of November 30, 1998, the patents had remaining unamortized lives of between 16 and 18 years.

Income Taxes
------------
Due to the change in ownership, which occurred in connection with the acquisition of ICT, the Company can no longer utilize any of its net operating loss carryforwards of approximately $186,000 at May 31, 1998.

Earnings (Loss) per Share
-------------------------
Earnings (loss) per share computation are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock warrants are considered to be common stock equivalents and are used to calculate earnings per common and common equivalent except when they are anti-dilutive.

NOTE 3 - GOING CONCERN

The Company's consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiary do not have significant cash and have not had significant operations. Furthermore, one of its subsidiaries principal assets is a nonrefundable option to purchase certain stock or assets which, if purchased in full, will require significant but as yet undetermined amounts of cash to realize. See Note 4 for further details on this option. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of raising additional capital and believes that there is a substantial market for the Company's technology.

NOTE 4 - RELATED PARTY TRANSACTION

During the six months ended November 30, 1998, but prior to its acquisition of ICT, an officer advanced $9,217 for working capital to pay for ongoing professional fees to keep the Company current in its annual and quarterly filings. Of the $9,217, $9,072 of the debt was assigned to another officer/director, who exchanged the debt for 2,015,500 shares of stock. During the first quarter Fiscal Year 1999, a stockholder forgave a payable in the amount of $16,396.

On September 30, 1998, ICT's shareholders entered into an agreement with Yellow Gold whereby Yellow Gold acquired all 5,750,000 shares of ICT's outstanding common stock and all of its 2,000,000 common stock warrants outstanding in exchange for 34,500,000 shares of common stock in Yellow Gold and 12,000,000 common stock purchase warrants.

Subsequent to this transaction, ICT's former shareholders owned approximately 93% of Yellow Gold's outstanding common stock.

During the six months ended November 30, 1998, the Company borrowed from related parties cash totaling $173,500.

On September 21, 1998, the Company entered into an asset purchase agreement with Big Blue, Inc., Universal Environmental Technologies, Inc., Excalibur Oil Corporation, and Soil Savers, Inc. (the "Seller's"). The Seller's are affiliated by common ownership with the Company. On December 31, 1998, this agreement was amended. This agreement, as amended, gives the Company the option to purchase the assets of the Seller's for $340,717 or the stock of the Seller's for $340,171 plus 50,000 shares of the Company's common stock. This option expires on December 31, 1999. During the six months ended November 30, 1998, the Company paid a non-refundable deposit of $327,970 towards this purchase option.

This agreement requires Big Blue to pay the Company 90% of gross income commencing January 1, 1999, with the understanding that the Company will pay all of Big Blue's reasonable expenses as the Company and Big Blue agree incurred on and after that date until the option expires or is exercised.

NOTE 5 - REVERSE STOCK SPLIT

On October 6, 1997, the shareholders of the Company approved a reverse stock split of one for forty shares. On December 2, 1998, the shareholders of the Company approved a reverse stock split of one for four shares. The financial statements have been adjusted to reflect these reverse stock splits.

NOTE 6 - NON-QUALIFIED STOCK OPTION PLAN

During the fiscal year ended May 31, 1998, the Company adopted a Non-Qualifying Stock Option Plan to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company set aside 500,000 shares for such a plan. The price of the options are to be determined by the Board of Directors and are set to expire in five years.

During the fiscal year ended May 31, 1998, 200,000 shares were optioned and exercised at $.05 per share for services rendered.

NOTE 7 - LEASE COMMITMENTS

Effective August 1, 1998, ICT assumed two automobile leases from Big Blue. These autos are being used by the Company's officers in the course of conducting their corporate activities. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of November 30, 1998 for each of the next five years and in the aggregate are:

                  Fiscal year ended
                           May 31, 1999             $ 7,255
                           May 31, 2000              14,510
                           May 31, 2001              11,848
                           May 31, 2002               3,742
                           May 31, 2003                   -
                                                    -------

                  Total future minimum
                           Rental payments          $37,355
                                                    =======

NOTE 8 - USE OF ESTIMATES IN FINANCIAL STATEMENTS

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

NOTE 9 - YEAR 2000 COMPLIANCE

The Company has assessed the issues associated with the programming code in existing computer systems with respect to a two-digit year value as the Year 2000 approaches and believes that its internal systems are in full compliance.

In addition, the Company has communicated with suppliers and customers with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. This is based on the Company management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of November 30, 1998 and its results of operations for the three month and the six month periods ended November 30, 1998 and November 30, 1997. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Yellow Gold of Cripple Creek, Inc.'s 1997 annual report on Form 10-KSB.

COMPARISION OF THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

During the three months ended November 30, 1998, the Company reported a net loss of $51,870, a 321% increase from a net loss of $12,339 for the corresponding period in 1997. This increase is due primarily to the following factors:

Revenues.  No revenues were generated during either period.

General and Administrative Expenses. General and administrative expenses increased $39,224, or 318%, from $12,339 during the three months ended November 30, 1997, to $51,563 for the comparable period in 1998. This change was due primarily to the share exchange and resumption of operations.

Depreciation, Depletion and Amortization. Amortization increased $507, or 100% from $0 for the three month period ended November 30, 1997, to $507 for the comparable period in 1998. This reflects the amortization of patent costs in 1998.

Interest Income. Interest Income of $200 was reported, an increase of 100%, from $0 for the three months ended November 30, 1997, to $200 for the comparable period in 1998.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

During the six months ended November 30, 1998, the Company reported a net loss of $58,299, a 337% increase from a net loss of $13,348 for the corresponding period in 1997. This increase was primarily due to the following factors:

Revenues.  No revenues were generated during either period.

General and Administrative Expenses. General and administrative expenses increased $44,453, or 333%, from $13,348 during the six months ended November 30, 1997, to $57,801 for the comparable period in 1998. This change was due primarily to the share exchange and resumption of operations.

Depreciation, Depletion and Amortization. Amortization increased $1,014, or 100% from $0 for the six month period ended November 30, 1997, to $1,014 for the comparable period in 1998. This reflects the amortization of patent costs in 1998.

Interest Income. Interest income of $516 was reported, an increase of 100%, from $0 for the six months ended November 30, 1997, when compared to the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

This form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that International Cavitation Technologies, Inc. (the "Company"), a Colorado corporation formerly named "Yellow Gold of Cripple Creek, Inc.," expects or anticipates will or may occur in the future, including such things as estimated future net expenditures (including the amount and the nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate to the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Company has incurred an accumulated deficit of $543,917 since inception and expects to continue to incur additional losses through the year ended May 31, 1999. As of November 30, 1998, the Company anticipates that its current resources will not be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures. The Company will attempt to generate capital through a combination of collaborative agreements, strategic alliances and public or private equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these resources. If the Company is not able to obtain additional financing, it may be forced to cease operations and, in all likelihood, all of the Company's security holders will lose their entire investment.

The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's licensing agreements; the licensee's ability to generate additional projects utilizing the Company's technology; the licensee's ability to generate net income from these projects; timing and cost of obtaining regulatory approvals; and collaborative arrangements with other organizations.

Net cash used by operating activities for the six months ended November 30, 1998 was $75,976, as compared to no cash flows from operations during the comparable period in 1997. The use of cash in operations for the six months ended November 30, 1998 can be attributed primarily to a $58,815 in operating losses combined with a decrease in acounts payable of $18,691 which was offset in part by $1,014 in amortization that was included in the net loss from operations.


Investing Activities

Net cash used in investing activities was $362,094 for the six months ended November 30, 1998, as compared to no activity during the same period in 1997. This increase is primarily due to the Company placing a $327,970 deposit on a purchase option, mentioned in further detail in Note 3 and Note 4. In addition the Company had an increase in capital expenditure costs of $34,124 during the six months ended November 30, 1998 as compared to the same period in 1997.

Financing Activities

Net cash flow provided by financing activities was $473,971 for the six months ended November 30, 1998, as compared to no activity during the same period in 1997. This increase is primarily due to an increase in borrowing from related parties of $173,500 and proceeds from the sale of common stock of $300,471, during the six months ended November 30, 1998 as compared to the same period in 1997. The proceeds from common stock is a direct result of the merger with ICT on September 30, 1998, at which time 8,625,000 shares of common stock were issued with a book value of $300,471 as a direct result of the share exchange.

                          PART II  OTHER INFORMATION



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  International Cavitation Technologies, Inc.

Date: March 10, 1999              /s/ David Shroff, President
                                  ------------------------------