Form 10QSB
period 1999-02-28
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 1999-05-05
CIK 313109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1999.

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

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X ] (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 1999, there were 9,309,375 shares of the Registrant's Common Stock outstanding.

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

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                       CONDENSED BALANCE SHEETS
                       FEBRUARY 28, 1999 AND MAY 31, 1998


                                                February 28, 1999      May 31, 1998
                                                   (Unaudited)
                                                -----------------      -------------
                                     ASSETS

CURRENT ASSETS:
         Cash                                       $   2,823            $       -
         Accounts receivable                           98,744                    -
         Advances to affiliates                         1,500                    -
                                                    ----------           ----------
                  Total current assets                103,067                    -
                                                    ----------           ----------
PROPERTY AND EQUIPMENT:
         Construction in progress                      29,311                    -
                                                    ----------           ----------
OTHER ASSETS:
         Purchase option deposit                      327,004                    -
         Patent costs, net of amortization
           of $1,769 at February 28, 1999              37,120                    -
                                                    ----------           ----------
                                                      364,124                    -
                                                    ----------           ----------
                                                    $ 496,502            $       -
                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                           $  22,400            $  18,546
         Accounts payable - related party                   -                  145
         Deferred income                               98,744                    -
         Notes payable - related party                380,664                    -
                                                    ----------           ----------
                  Total current liabilities           501,808               18,691
                                                    ----------           ----------
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value,
                50,000,000  shares  authorized,
                9,309,375 and 676,375  shares
                issued and outstanding at
                February 28, 1999 and
                May 31, 1998, respectively              9,309                  676
         Additional paid-in capital                   818,742              524,550
         Accumulated (deficit)                       (833,357)            (543,917)
                                                    ----------           ----------
                                                       (5,306)             (18,691)
                                                    ----------           ----------
                                                    $ 496,502            $       -
                                                    ==========           ==========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED FEBRUARY 28, 1999 AND 1998

                                                     For the Three Months       For the Nine Months
                                                       Ended February 28,        Ended February 28,
                                                     --------------------       --------------------
                                                        1999        1998           1999        1998
                                                     ---------    --------       --------    --------
REVENUES                                             $  14,400    $      -       $ 14,400    $      -
COSTS ASSOCIATED WITH REVENUES                          91,871           -         91,871           -
                                                     ---------    --------       --------    --------
GROSS PROFIT (LOSS)                                    (77,471)          -        (77,471)          -
                                                     ---------    --------       --------    --------
EXPENSES:
         General & administrative                      152,913       1,728        210,716      15,076
         Amortization                                      755           -          1,769           -
                                                     ---------    --------       --------    --------
                                                       153,668       1,728        212,485      15,076
                                                     ---------    --------       --------    --------
LOSS FROM OPERATIONS                                  (231,139)     (1,728)      (289,956)    (15,076)
                                                     ---------    --------       --------    --------
OTHER INCOME:
         Interest income                                     -           -            516           -
                                                     ---------    --------       --------    --------
                                                             -           -            516           -
                                                     ---------    --------       --------    --------
LOSS BEFORE INCOME TAXES                              (231,139)     (1,728)      (289,440)    (15,076)

INCOME TAX EXPENSE                                           -           -              -           -
                                                     ---------    --------       ---------   --------
NET LOSS                                             $(231,139)   $ (1,728)      $(289,440)  $(15,076)
                                                     =========    ========       =========   ========
NET LOSS PER SHARE                                   $   (0.02)   $  (0.01)      $   (0.05)  $  (0.08)
                                                     =========    ========       =========   ========
AVERAGE WEIGHTED SHARES
         OUTSTANDING                                 9,308,602     290,458       5,470,451    178,486
                                                     =========    ========       =========   ========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
       CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED FEBRUARY 28, 1999 AND THE YEAR ENDED MAY 31, 1998


                                                      Common Stock    Additional
                                                     ---------------    Paid-In   Accumulated
                                                    Shares    Amount    Capital    (Deficit)
                                                   ---------  ------  ----------  -----------
Balance, May 31, 1997                                122,500  $  122  $  506,032  $( 512,833)

Issued for debt relief,
         503,875 shares at
         $0.0180 per share                           503,875     504       8,568           -

Issued pursuant to
         stock option plan at
         $0.20 per share                              50,000      50       9,950           -

Net loss                                                   -       -           -     (31,084)
                                                   ---------  ------  ----------  -----------
Balance, May 31, 1998                                676,375     676     524,550    (543,917)

Issuance of Stock for
         5,750,000 shares of Ion
         Collider Technologies
         on September 30, 1998                     8,625,000   8,625     294,192           -

Issuance of 8,000 shares of
         stock in exercise of
         stock option plan                             8,000       8           -           -

Net loss for the nine months
         ended February 28, 1999                           -       -           -    (289,440)
                                                   ---------  ------  ----------   ----------
Balance, February 28, 1999                         9,309,375  $9,309  $  818,742  $ (833,357)
                                                   =========  ======  ==========   ==========


    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   Page 1 of 2


                                                              For the Nine Months Ended February 28,
                                                                   1999                 1998
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss)                                           $   (289,440)       $    (15,076)
Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities -
         Amortization                                                1,769                   -
Changes in operating assets -
         Increase in accounts receivable                           (98,744)                  -
         Increase in advances to subsidiaries                       (1,500)                  -
         Increase in construction in
           progress                                                (29,311)                  -
Changes in operating liabilities -
         Increase in accounts payable
           and accrued expenses                                      3,709              20,076
         Increase in deferred revenue                               98,744                   -
                                                              ----------------    ----------------
                  Net cash provided by (used in)
                    operating activities                          (314,773)              5,000
                                                              ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase option deposit                                  (327,004)                  -
         Patent costs                                              (38,889)                  -
                                                              ----------------    ----------------
                  Net cash used in
                    investing activities                          (365,893)                  -
                                                              ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowing from
           related parties                                         380,664                   -
         Proceeds from sale of common stock                        302,825                   -
                                                              ----------------    ----------------
                  Net cash provided by
                    financing activities                           683,489                   -
                                                              ----------------    ----------------
NET INCREASE IN CASH                                                 2,823               5,000

CASH, BEGINNING OF THE YEAR                                              -                   -
                                                              ----------------    ----------------
CASH, END OF THE YEAR                                         $      2,823        $      5,000
                                                              ================    ================

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 and 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of February 28, 1999 and 1998 and for the three and nine months then ended have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 1998, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 1998. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three and nine month periods are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

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

Acquisition of Ion Collider Technologies, Ltd.
----------------------------------------------
On September 30, 1998, the Company acquired all of the outstanding common stock and common stock purchase warrants of Ion Collider Technologies, Ltd. ("ICT"), a Colorado corporation in exchange for the issuance, after taking into the one-for-one reverse stock split described in Note 5 below, of 8,625,000 shares of its common stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock for $.291666 per share anytime until June 1, 2008.

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

Amortization of Patent Costs
----------------------------
Patent costs are being amortized on a straight-line basis over their remaining lives. As of February 28, 1999, the patents had remaining unamortized lives of between 16 and 18 years.

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

NOTE 4 - RELATED PARTY TRANSACTION

During the year ended May 31, 1998, but prior to its acquisition of ICT, an officer advanced $9,217 for working capital to pay for ongoing professional fees to keep the Company current in its annual and quarterly filings. Of the $9,217, $9,072 of the debt was assigned to another officer/director, who exchanged the debt for 503,875 shares of stock. During the first quarter fiscal year 1999, a stockholder forgave a payable in the amount of $16,396.

On September 30, 1998, the ICT's shareholders entered into an agreement with Yellow Gold whereby Yellow Gold acquired all 5,750,000 shares of the Company's outstanding common stock and all of its common stock warrants outstanding in exchange for 8,625,000 shares of common stock in Yellow Gold and 3,000,000 common stock purchase warrants.

Subsequent to this transaction, ICT's former shareholders owned approximately 93% of Yellow Gold's outstanding common stock.

During the nine months ended February 28, 1999, the Company borrowed from related parties cash totaling $380,664.

On September 21, 1998, the Company entered into an asset purchase agreement with Big Blue, Inc., Universal Environmental Technologies, Inc., Excalibur Oil Corporation, and Soil Savers, Inc. (the "Seller's). The Seller's are affiliated by common ownership with the Company. On December 31, 1998, this agreement was amended. This agreement, as amended, gives the Company the option to purchase the assets of the Seller's for $340,717 or the stock of the Seller's for $340,717 plus 50,000 shares of the Company's common stock. This option expires on December 31, 1999. During the nine months ended February 28, 1999, the Company paid a non-refundable deposit of $327,004 towards this purchase option.

This agreement requires Big Blue to pay the Company 90% of gross income commencing January 1, 1999, with the understanding that the Company will pay all of Big Blue's administrative costs incurred on and after that date until the option expires or is exercised. In connection with this agreement, during the two months ended February 28, 1999, the Company earned $14,400 of revenues and incurred $91,871 in cost associated with this licensing agreement. In addition, the Company recognized a receivable and offsetting deferred revenue in the amount of $98,744 representing 90% of fees billed by Big Blue to a third party for which the required services had not yet been performed.

NOTE 5 - REVERSE STOCK SPLIT

On October 6, 1997, the shareholders of the Company approved a reverse stock split of one-for-forty shares. On December 2, 1998, the shareholders of the Company approved a reverse stock split of one-for-four shares. The financial statements have been adjusted to reflect these reverse stock splits.

NOTE 6 - NON-QUALIFIED STOCK OPTION PLAN

During the fiscal year ended May 31, 1998, the Company adopted a Non-Qualifying Stock Option Plan to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company set aside 125,000 shares (after taking into consideration the reverse stock split taken on December 2, 1998) for such a plan. The price of the options are to be determined by the Board of Directors and are set to expire in five years.

During the fiscal year ended May 31, 1998, 50,000 shares were optioned and exercised at $.05 per share for services rendered.

During the quarter ending February 28, 1999, 8,000 share were optioned and exercised at $.01 per share for cash.

NOTE 7 - LEASE COMMITMENTS

Effective August 1, 1998, ICT assumed two automobile leases from Big Blue. These autos are being used by the Company's officers in the course of conducting their corporate activities. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 1999 for each of the next five years and in the aggregate are:

                  Fiscal year ended May 31,
                           1999                               $  3,628
                           2000                                 14,510
                           2001                                 11,848
                           2001                                  3,742
                           2002                                      -
                                                              --------
                  Total future minimum
                        rental payments                       $ 33,728
                                                              ========


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

In addition, the Company has communicated with suppliers and customer with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. This is based on the Company management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.





            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of February 28, 1999 and its results of operations for the three months and the nine months ended February 28, 1999 and 1998. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Yellow Gold Of Cripple Creek, Inc.'s 1997 annual report on Form 10-KSB.

COMPARISION OF THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

During the three months ended February 28, 1999, the Company reported a net loss of $231,139, a $229,411 increase from a net loss of $1,728 for the corresponding period in 1998. This increase is due primarily to the following factors:

Revenues. During the three months ended February 28, 1999, the Company generated $14,400 in revenues earned in connection with its licensing agreement with Big Blue. No revenues were earned during the corresponding period in 1988.

Cost Associated with Revenues. During the three months ended February 28, 1999, the Company incurred $91,871 in cost associated with revenues. These costs were incurred in connection with its licensing agreement with Big Blue. No costs associated with revenues were incurred during the comparable period in 1998.

General and Administrative Expenses. General and administrative expenses increased $151,185, from $1,728 during the three months ended February 28, 1998 to $152,913 for the comparable period in 1999. This change was due primarily to the merger and resumption of operations.

Depreciation, Depletion and Amortization. Amortization increased $755, from $0 for the three months period ended February 28, 1998 to $755 for the comparable period in 1999. This reflects the amortization of patent costs in 1999.

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

During the nine months ended February 28, 1999, the Company reported a net loss of $289,440, a $274,364 increase from a net loss of $15,076 for the corresponding period in 1998. This increase was primarily due to the following factors:

Revenues. During the nine months ended February 28, 1999, the Company generated $14,400 in revenues earned in connection with its licensing agreement with Big Blue. No revenues were earned during the corresponding period in 1988.

Cost Associated with Revenues. During the three months ended February 28, 1999, the Company incurred $91,871 in cost associated with revenues. These costs were incurred in connection with its licensing agreement with Big Blue. No costs associated with revenues were incurred during the comparable period in 1998.

General and Administrative Expenses. General and administrative expenses increased $195,640, from $15,076 during the nine months ended February 28, 1998 to $210,716 for the comparable period in 1999. This change was due primarily to the merger and resumption of operations.

Depreciation, Depletion and Amortization. Amortization increased $1,769, from $0 for the nine months period ended February 28, 1998 to $1,769 for the comparable period in 1999. This reflects the amortization of patent costs in 1999.

Interest Income. Interest income of $516 was reported during the nine months ended February 28, 1999. No interest income was earned during the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

This form 10-Q  includes  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that International Cavitation Technologies, Inc. (the "Company"), a Colorado corporation formerly named "Yellow Gold Of Crippled Creek, Inc.", expects or anticipates will or may occur in the future, including such things as estimated future net expenditures (including the amount and the nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate to the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Company has incurred an accumulated deficit of $833,357 since inception and expects to continue to incur additional losses through the year ended May 31, 1999. As of February 28, 1999, the Company anticipates that its current resources will not be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures. The Company will attempt to generate capital through a combination of collaborative agreements, strategic alliances and public or private equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these resources. If the Company is not able to obtain additional financing, it may be forced to cease operations and, in all likelihood, all of the Company's security holders will lose their entire investment.

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

Net cash used in operating activities for the nine months ended February 28, 1999 was $314,773, as compared to net cash provided by operating activities of $5,000 during the corresponding period in 1998. The use of cash in operations for the nine months ended February 18, 1999, can be attributed primarily to $289,440 in operating losses.

Investing Activities

Net cash used in investing activities was $365,893 for the nine months ended February 28, 1999, as compared to no activity during the same period in 1998. This increase is primarily due to the Company placing a $327,004 deposit on a purchase option, mentioned in further detail in Note 3 and Note 4, combined with $38,825 in patent costs.

Financing Activities

Net cash flow provided by financing activities was $683,489 for the nine months ended February 28, 1999 as compared to no activity during the same period in 1998. This increase is primarily due to an increase in borrowing from related parties of $380,664 and proceeds from the sale of common stock of $302,825, during the nine months ended February 28, 1999 as compared to the same period in 1998. The proceeds from common stock is principally a direct result of the merger with ICT on September 30, 1998, at which time 8,625,000 shares of common stock were issued with a book value of $300,471 as a direct result of the reverse merger.

                          PART II  OTHER INFORMATION



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  International Cavitation Technologies, Inc.

Date: April ____, 1999            /s/ David Shroff, President