Form 10KSB
period 1999-05-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 1999-08-30
CIK 313109

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
                                      1934

                     For the Fiscal Year ended May 31, 1999

[ ] Transition  report  under  Section  13 or  15(d)  of the Securities Exchange
                                   Act of 1934

              For the transition period from _______ to _________


                         Commission file number 0-28318

                   International Cavitation Technologies, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Colorado                                                   84-0768695
-------------------------------                                 ----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                                  Identification
                                                                     Number)

    12407 S. Memorial Drive
       Bixby, Oklahoma                                         74008
-------------------------------                                -----
(Address of Principal Executive Offices)                     (Zip Code)


                                 (918) 369-5950
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:   NONE
Securities Registered Under Section 12(g) of the Exchange Act:   Common   Stock,
$.001 par value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

     State the issuer's revenues for its most recent fiscal year: $255,669

     The aggregate market value of the Common Stock held by non-affiliates of the issuer as of July 20, 1999 was $995,709.

     The number of shares outstanding of the issuer's Common Stock as of August 30, 1999, was 9,545,141.

     Transitional Small Business Disclosure Format (check one):

     Yes      No  X
         ---     ---

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.

                         1999 Form 10-KSB Annual Report

                                Table of Contents

   Item

                                     Part I


      1.  Description of Business

      2.  Description of Properties

      3.  Legal Proceedings

      4.  Submission of Matters to a Vote of Security Holders

                                     Part II

      5.  Market for Common Equity and Related Stockholder Matters

      6.  Management's Discussion and Analysis

      7.  Financial Statements and Supplementary Data

      8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    Part III

      9.Directors,   Executive   Officers,   Promoters   and  Control   Persons:
        Compliance with Section 16(a) of the Exchange Act

      10. Executive Compensation

      11. Security Ownership of Certain Beneficial Owners and Management

      12. Certain Relationships and Related Transactions

      13. Exhibits and Reports on Form 8-K

          Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     International Cavitation Technologies, Inc. (the "Company) through its wholly owned subsidiary, Ion Collider Technologies, Inc, ("ICT") intends to commercialize new technologies for environmental remediation and enhancement of natural resource recovery. It's primary assets consist of four patents, one pending patent and know-how related to Ion Collider technology. The Ion Collider is a device/technology that permanently affects the molecular structure of all organic fluids, gases and liquids. This change in the molecular structure produces beneficial effects that include:

1.  Changes in viscosity
2.  Greater volatility
3.  Enhanced lubricity
4.  Enhanced molecular homogeneity
5. Reduction or elimination of nonhomogenous materials entrained or emulsified in the medium
6.  Enhanced  heat exchange  properties
7.  Greater  combustion  efficiencies
8.  Separation of dissimilar components

     Since 1993, the Company was inactive. On September 30, 1998, the Company acquired all of the outstanding Common Stock and common stock purchase warrants of ICT in exchange for the issuance by the Company of 8,625,000 shares of its Common Stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's Common Stock at $1.17 per share at anytime until June 1, 2008.

     Since the September, 1998 acquisition, the Company's activities have consisted primarily of the development of its Ion Collider technology and the licensing of the technology to third parties. Effective May 31, 1999, the Company acquired all of the capital stock of an affiliated entity, Big Blue Inc., for 50,000 shares of the Company's Common Stock. Prior to its acquisition, Big Blue performed various environmental remediation and consulting services for third parties utilizing technology licensed to it by ICT. This licensing agreement went into effect on January 1, 1999, and called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement.

     The Company was incorporated under the laws of the State of Colorado on August 24, 1936, as Dooley Leasing Company to engage in the mining industry. The Company changed its name to Yellow Gold of Cripple Creek, Inc. on April 17, 1978. The Company discontinued its mining operations in 1993. The Company changed its name to International Cavitation Technologies, Inc., following the September 1998 acquisition of ICT. All share and warrant amounts give effect to a one for four reverse stock split that was effected by the Company in December, 1998.

OPERATIONS

     The Company is in the development stage of utilizing new technologies for environmental remediation and enhancement of natural resource recovery. The Company's goal is to oversee commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

     ICT, the Company's wholly-owned subsidiary, entered into a licensing agreement with Big Blue which went into effect on January 1, 1999, and called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated ICT to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. This licensing agreement was terminated on May 31, 1999, the date Big Blue was acquired by ICT.

     Management anticipates that Big Blue will continue to perform environmental remediation, consulting, and other types of services for third parties utilizing the Company's patented technologies.

     In developing the Ion Collider technology, numerous applications were conceived. To date, the Company has identified 59 applications for the technology, each of which has undergone varying levels of testing. Currently, the most fully developed applications are soil remediation, dredging, water treatment and enhanced oil recovery.

Soil Remediation

     Soil remediation involves the cleansing of brownfields, sands, dirts and clays contaminated with such toxins as volatile and semi-volatile organic compounds and various metals. During the last year, ICT has established substantial name recognition within the industry through the licensing of the technology to Big Blue. Big Blue has completed projects in several states, with results exceeding the standards set by such states as Louisiana, Florida and Oklahoma.

     The soil remediation industry is driven by standards set by state and federal legislation. Historically, regulations have provided the identification and assessment of contaminated sites. More recently, the industry has trended towards allocating resources to the actual remediation of the sites. According to the McIlvaine Company, 1997 revenues for soil clean-up in the U.S. were approximately $1.9 billion.

     Due to the reliability and versatility of the technology, ICT believes it can favorably compete against other technologies. In addition, contaminated soils being treated by the Ion Collider undergo a shorter processing time, yet provide a minimal remaining pollutant concentration. The Company intends to leverage these and other competitive advantages to capture market share. In order to maintain the delicate balance between gaining market share and losing control of the technology, the Company will limit the number of licensing and partnership agreements upon which it will enter.

Dredging

     All of the world's ports, rivers, and harbors have been or will be subject to dredging at some point in time due to an increased need for contact among trade partners. Coupled with the advent of deeper draft vessels during the last 80 years, there has been a recurring need for the dredging and maintenance of these waterways. At the same time, the existence of industrial wastewater discharges has caused concern about the concentration of contaminants in the dredged material and its ultimate disposal. ICT's dredged materials/sludge remediation process addresses these problems by providing a high-volume, low-cost system for dewatering and decontaminating the material.

     Because of its similarities to soil remediation, a similar strategy will be used to develop and commercialize the Ion Collider in the dredging industry. However, ICT intends to direct further resources into research and development of this application through more intense testing via pilot projects. Even during the developmental stages of this application, the demand for the technology's low-cost efficiency has already been evidenced by the number of industry participants who have contacted ICT regarding potential partnerships.

     ICT intends to assess the key participants within the dredging industry, based upon market share, geographical reach, as well as growth potential, in order to determine both the number and recipients of licenses. Additionally, ICT will seek partnering arrangements in the form of distribution arrangements, joint ventures, and/or manufacturing relationships.

Water Treatments

     The Ion Collider, in conjunction with traditional filtration systems, can be individually tailored for a broad range of raw, semi-processed or matrix liquid waste streams. The Ion Collider treats water in a low-cost, self-contained, low-maintenance and low-energy manner, and is suited for making drinking water from ponds, lakes and streams as well as floodwaters. It effectively removes algae, mud, silt and turbidity, destroying bacteria, viruses, chlorine, herbicides and toxic chemicals. For industrial applications, the system effectively removes metals, oils and greases, thereby improving water quality so that it can be recycled into the water supply or discharged into the sewer system.

     As with other environmental services, the water treatment industry is also driven by governmental actions. The Natural Resource Commission "estimates the cost of cleaning up contaminated drinking water sources to be up to $1 trillion." As international standards develop, so too will the demand for quality water treatment systems such as those provided by the Ion Collider. The global market for water and wastewater equipment and services in 1994 was estimated to exceed $160 billion over the next 30 years. Of this amount, $64 billion is attributed to the United States, leaving a potential export market of $96 billion.

     ICT has identified water treatment as an application in which it will invest significant resources to further develop and apply the technology. The industry is expected to grow at a rate of 15 percent within the next several years, during which time ICT will identify key strategic partners in both drinking water and industrial markets with whom it will form strategic alliances via licensing or joint-venturing relationships.

Enhanced Oil Recovery

     The Ion Collider device used in enhanced oil recovery has been developed over the last ten years. By applying this compact, easy-to-install add-on to the end of a down-hole pump, production problems associated with paraffin buildup, scale, corrosion, water and oil emulsion are virtually eliminated. In addition, testing has shown that the Ion Collider also releases, or separates, the entrained gases in the oil and releases entrained gas when ionized water is pumped into a reservoir. In the future, the Company expects to expend
significant   resources  in  further   developing   and   commercializing   this
application.

Other Applications

     As the commercialization process further develops for soil remediation and dredging, and begins for water treatment and enhanced oil recovery applications, ICT will reallocate research and development resources to the remaining applications. One of the key objectives which management has deemed vital to ensuring growth and profitability is to introduce and develop at least 1.5 applications each year.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," "intends" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following:

     - The Company is an early-stage company with a limited operating history and a history of losses. Management anticipates that it will obtain a profitable level of operations during the fiscal year ended May 31, 2000. However, the company expects to encounter risks and difficulties frequently faced by early-stage companies in new and rapidly evolving markets, which could jeopardize future profitability.

     - As a result of the Company's limited operating history, historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations is not available.

     -      The Company's model is evolving and unproven.

     - The Company's financial results are likely to fluctuate and are difficult to forecast.

     - The loss of the services of key personnel, or the failure to attract, assimilate and retain other highly qualified personnel in the future, could seriously harm the Company's business.

     - If the protection of the Company's intellectual property rights is inadequate, its business may be materially adversely affected.

     -      The Company may require additional funding.

     Given these uncertainties, investors are cautioned not to place undue reliance upon such statements.


ITEM 2.  DESCRIPTION OF PROPERTY

     Commencing in September, of 1998, the Company's administrative offices have been located at 12407 S. Memorial Drive, Bixby, Oklahoma 74008.

     The Company owns four patents and one pending patent on which it is currently earning licensing fees. In addition, it owns various trucks and equipment, which utilize the Company's patented technology to perform various environmental remediation services on a contract basis for unrelated third parties.


ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders or the company during the fourth quarter of the fiscal year ended May 31, 1999.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted Over The Counter, Bulletin Board, under the symbol "ICTK." At July 20, 1999, the bid price for the Company's Common Stock was $5.50.

     The table below sets forth for the periods indicated the high and low bid quotations as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                      Quarter         High            Low
                                      -------         ----            ---
Fiscal Year Ended May 31, 1998         First         $0.010         $0.010
                                       Second        $0.010         $0.010
                                       Third         $0.010         $0.010
                                       Fourth        $0.010         $0.010

Fiscal Year Ended May 31, 1999         First         $0.125         $0.125
                                       Second        $1.687         $0.125
                                       Third         $7.875         $1.750
                                       Fourth        $7.875         $4.000

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At May 31, 1999, the Company had 1,026 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O. Box 65665, Salt Lake City, Utah 84165; telephone number (801) 485-5555.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Company discontinued operations in 1993 and was inactive until September 30, 1998, at which time it acquired all of the outstanding stock and stock warrants of ICT. ICT holds four patents and one pending patent, all of which were acquired in May, 1999. ICT entered into a licensing agreement with Big Blue effective January 1, 1999, which called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated ICT to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. This licensing agreement was terminated on May 31, 1999, the date Big Blue was acquired by ICT.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of May 31, 1999, the Company had consolidated assets of $489,772. The Company had $365,118 in shareholders' equity as of May 31, 1999, which represents an increase of $383,809 since May 31, 1998. This increase in net worth is attributable to (1) the acquisition of all of the outstanding stock of ICT in a stock for stock transaction (2) the issuance of 218,747 shares of the Company's Common Stock for $489,682, offset in part by operating losses of $237,504 incurred in connection with the commencement of operating activities. Prior to its acquisition of ITC in September of 1998, the Company had been inactive since 1993.

     Management anticipates that it will obtain a profitable level of operations during the fiscal year ended May 31, 2000, by entering into various licensing agreements for the use of its technology with unrelated third parties and through soil remediation and other services provided directly to third parties utilizing the Company's patented technologies.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make investments in software systems and applications to ensure it is Year 2000 compliant. It is not anticipated that the process of ensuring that the Company is Year 2000 compliant will have a material impact on the Company's financial condition.


ITEM 7.  FINANCIAL STATEMENTS




                          Independent Auditors' Report


To  the  Board  of  Directors  and  Stockholders  of  International   Cavitation
Technologies, Inc., (formerly Yellow Gold of Cripple Creek, Inc.)

We have audited the accompanying consolidated balance sheet of International Cavitation Technologies, Inc. as of May 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Cavitation Technologies, Inc. at May 31, 1999, and the results of its consolidated operations, changes in stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company and its subsidiaries do not have significant cash to develop their patents nor have they had significant profitable operations which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Oklahoma City, Oklahoma
August 27, 1999

                           Independent Auditors Report


To  the  Board  of  Directors  and  Stockholders  of  International   Cavitation
Technologies, Inc., formerly Yellow Gold of Cripple Creek, Inc:

We have audited the statements of operations, stockholders' equity and cash flows for the year ended May 31, 1998 for International Cavitation Technologies, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows for the year ended May 31, 1998 of International Cavitation Technologies, Inc. in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no operating capital and no operations through May 31, 1998. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Orton & Company
Certified Public Accountants
Salt Lake City, Utah
August 29, 1998

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1999



                                     ASSETS

Current assets:
     Cash                                                          $    6,942
     Accounts receivable                                              153,069
     Advances to related parties                                        3,521
                                                                   -----------
         Total current assets                                         163,532
                                                                   -----------

Equipment and patents, at cost
     Equipment                                                         70,889
     Patents, net of accumulated amortization                         255,351
                                                                   -----------
                                                                      326,240
                                                                   -----------
Total assets                                                       $  489,772
                                                                   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $   31,890
     Notes Payable                                                     92,764
                                                                   -----------
         Total current liabilities                                    124,654
                                                                   -----------

Stockholders' equity

     Common stock $.001 par value, 50,000,000 shares
         authorized, 9,520,138 shares issued and outstanding            9,520
     Paid in capital                                                1,137,019
     Retained earnings (deficit)                                     (781,421)
                                                                   -----------
                                                                      365,118
                                                                   -----------
Total liabilities and stockholders' equity                         $  489,772
                                                                   ===========



The accompanying notes are an integral part of this statement.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998




                                                             1999               1998
                                                         -------------      ------------
Revenues from patent technologies                        $    255,669             $   -
                                                         -------------      ------------

Costs and expenses:
      Cost of revenues from patent technologies               164,020                 -
      Organizational and patent development cost              219,738                 -
      Administrative expense                                   97,896            31,084
      Interest expense                                         11,519                 -
                                                         -------------      ------------
                                                              493,173            31,084
                                                         -------------      ------------
Net loss                                                 $   (237,504)      $   (31,084)
                                                         =============      ============

Net loss per common share                                $       (.04)      $      (.12)
                                                         =============      ============

Weighted average shares outstanding                         6,460,000           307,125
                                                         =============      ============





          The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998




                                                                1999            1998
                                                           --------------   -------------
Cash Flows from Operating Activities:
     Net (loss)                                             $   (237,504)   $    (31,084)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Amortization of patent costs                              3,537               -
         Changes in operating assets and liabilities:
            Increase in advances to related parties               (2,515)              -
            Increase in accounts payable                           6,310          12,012
            Increase in accounts receivable from
              acquired subsidiary                               (370,730)              -
                                                           --------------   -------------
         Net cash (used in) operating activities                (600,902)        (19,072)
                                                           --------------   -------------

Cash Flows from Investing Activities:
     Purchases of patents                                       (224,764)              -
                                                           --------------   -------------
         Net cash (used in) investing activities                (224,764)              -
                                                           --------------   -------------

Cash Flows from Financing Activities:
     Sale of common stock                                        739,682          19,072
     Increase in notes payable                                    87,500               -
                                                           --------------   -------------
         Net cash provided by financing activities               827,182          19,072
                                                           --------------   -------------

Net increase in cash                                               1,516               -
Cash, beginning of year                                                -               -
Subsidiary cash acquired                                           5,426
                                                           --------------   -------------
Cash, end of year                                          $       6,942    $          -
                                                           ==============   =============


Supplemental Disclosure of Cash Flow Information -
     Patents acquired for issuance of common stock         $      34,124    $          -
                                                           ==============   =============
     Acquisition of net assets of subsidiary:
         Cash                                                      5,426               -
         Accounts receivable                                     153,069               -
         Employee advances                                         1,006               -
         Equipment, net of depreciation                           70,888               -
         Accounts payable to related parties                    (370,730)              -
         Other accounts payable                                   (6,888)              -
         Notes payable                                            (5,264)              -
                                                           --------------   -------------
                                                           $    (152,493)   $          -
                                                           ==============   =============


      The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998



                                                    Common Stock                      Additional
                                              -------------------------                Paid-in     Retained         Total
                                             Shares                Amount              Capital      Deficit        Equity
                                          -------------          ----------         ------------  -----------   -----------
Balance, May 31, 1997                        490,000             $     490          $   505,664    $(512,833)   $   (6,679)

    Issued for debt relief at $.0045 per
      share                                2,015,500                 2,015                7,057            -         9,072

    Issued pursuant to stock option plan
      at $.05 per share                      200,000                   200                9,800            -        10,000

    Net loss                                       -                    -                    -       (31,084)      (31,084)
                                         -------------           ----------         ------------  -----------   -----------
Balance, May 31, 1998                      2,705,500             $   2,705          $   522,521    $(543,917)   $  (18,691)

Effects of 1:4 reverse stock split on
    December 2, 1998                      (2,029,125)               (2,029)               2,029            -             -

    Issued in exchange for 100% of
      acquired subsidiary's outstanding
      stock                                8,625,000                 8,625              275,499            -       284,124

    Issued for cash, $.01 per share            8,000                     8                   72            -            80

    Issued in exchange for payable due
      at $.44 per share                       43,038                    43               18,647            -        18,690

    Issued in exchange for payable due
      at $4 per share                         75,620                    76              302,416            -       302,492

    Issued in exchange for subsidiaries'
      payables due at $4 per share            42,105                    42              168,378            -       168,420

    Issued in connection with purchase
      of subsidiary at $0 per share           50,000                    50                  (50)           -             -

    To reflect deficit net worth of
      acquired subsidiary                          -                     -             (152,493)           -      (152,493)

    Net loss                                       -                     -                    -     (237,504)     (237,504)
                                        -------------            ----------         ------------   -----------   -----------
Balance, May 31, 1999                      9,520,138             $   9,520          $ 1,137,019    $(781,421)    $ 365,118
                                        =============            ==========         ============   ===========   ===========

      The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 1999 and 1998



NOTE 1.  ORGANIZATION

     International Cavitation Technologies, Inc. (the "Company") was incorporated as Yellow Gold Of Cripple Creek, Inc. (Yellow Gold) under the laws of the State of Colorado on August 24, 1936. The Company was involved in various mining activities over the years, none of which proved successful. During the year 1953, the Company discontinued all operations and had no significant revenues from any activity prior to September 1998 and was classified as a development stage company. For the period during the development stage of the Company from August 1953 through May 31, 1998, the Company had accumulated losses of $543,917.

On December 2, 1998, the shareholders voted to change the Company's name to International Cavitation Technologies, Inc. from Yellow Gold Of Cripple Creek, Inc.

Acquisition of Ion Collider Technologies, Ltd.
----------------------------------------------
On September 30, 1998, the Company acquired all of the outstanding common stock and common stock purchase warrants of Ion Collider Technologies, Ltd. ("ICT") a Colorado corporation, in a business combination accounted for as a pooling of interests. ICT became a wholly owned subsidiary of the Company through the exchange for the issuance, after taking into account the one-for-four reverse stock split described in Note 5 below, of 8,625,000 shares of its common stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock for $1.17 per share anytime until June 1, 2008. The accompanying financial statements for fiscal year ending May 31, 1999 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

ICT owns four patents and one pending patent related to the use of ion collider technology to separate particles from liquid, enhance the recovery of crude oil, increase the amount of hydrocarbons recoverable from underground reservoirs, and water clarification, and other applications to be developed.

The Company's goal is to oversee the commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

Subsequent to the merger mentioned above, the Company acquired Big Blue, Inc. which was a party to an Asset Purchase Agreement entered into on September 21, 1998 between ICT and various companies and individuals which were shareholders in the company on the acquisition date. This agreement called for ICT to acquire for common stock the patents mentioned above, which had certain license and other conditions previously agreed to by the former owners of the patents, and in the future assets of companies participating in the sale of the patents to ICT for $220,000. Effective May 31, 1999, the Company exercised it option and purchased Big Blue, Inc. and certain licensing agreements related to the patents.

Effective January 1, 1999, ICT entered into a licensing agreement with Big Blue which called for ICT to receive licensing fees equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligating the Company to pay 100% of Bug Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. Big Blue was treated as a purchase transaction for accounting purposes and the losses sustained by Big Blue prior to its acquisition are not reflected in the reported operations of the Company.

NOTE 2. ACCOUNTING POLICIES

Consolidation Policies
----------------------
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, ICT and Big Blue, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Equipment and Patents
---------------------
The cost of the patents acquired is recorded at predecessor cost for common shares issued in the acquisition, and the additional cash cost to purchase certain licensing agreements related to the patents for $220,000. Amortization is recorded over the remaining patent life of approximately sixteen years. Equipment consists of items used by Big Blue, Inc. operation of the patent technology and is depreciated over seven years.

INCOME TAXES
-------------
Due to the change in ownership, which occurred in connection with the acquisition of ICT, the Company can no longer utilize any of its net operating loss carryforwards of approximately $186,000 at May 31, 1998. Nor can the Company utilize any of its net operation loss carryforwards from Big Blue, Inc. of approximately $151,000 at May 31, 1999. Operating losses for the year ended May 31, 1999, will reduce future income taxes payable but a tax deferred asset has not been recorded since its realization is not assured at this stage of the Company operations.

Earnings (Loss) per Share
-------------------------
Earnings (loss) per share computation are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock warrants and options are considered to be common stock equivalents and are used to calculate earnings per common and common equivalent except when they are anti-dilutive.

Use of Estimates in Financial Statements
----------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiaries do not have significant cash and have not had significant operations. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of attempting to raise additional capital and believes that there is a substantial market for the Company's technology.

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended May 31, 1998, but prior to its acquisition of ICT, an officer advanced $9,217 for working capital to pay for ongoing professional fees to keep the Company current in its annual and quarterly filings. Of the $9,217, $9,072 of the debt was assigned to another officer/director, who exchanged the debt for 503,875 shares of stock. During the first quarter fiscal year 1999, a stockholder forgave a payable in the amount of $16,346.

On September 30, 1998, ICT's shareholders entered into an agreement with Yellow Gold whereby Yellow Gold acquired all 5,750,000 shares of ICT's outstanding common stock and all of its common stock warrants outstanding in exchange for 8,625,000 shares of common stock in Yellow Gold and 3,000,000 common stock purchase warrants.

Subsequent to this transaction, ICT's former shareholders owned approximately 93% of Yellow Gold's outstanding common stock.

On September 21, 1998, the ICT entered into an asset purchase agreement with Big Blue, Inc., Universal Environmental Technologies, Inc., Excalibur Oil Corporation, and Soil Savers, Inc. (the "Seller's). The Seller's are affiliated by common ownership with the Company. On December 18, 1998, this agreement was amended and resulted in the acquisition of Big Blue by the Company and a final determination of the consideration to be paid by ICT for the patents.

NOTE 5.  REVERSE STOCK SPLIT

On October 6, 1997, the shareholders of the Company approved a reverse stock split of one-for-forty shares. On December 2, 1998, the shareholders of the Company approved a reverse stock split of one-for-four shares. The financial statements have been adjusted to reflect these reverse stock splits.

NOTE 6. NON-QUALIFIED STOCK OPTION PLAN

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

Stock Warrants outstanding

As of September 30, 1998, after the four-for-one reverse stock merger, 3,045,000 stock warrants remained unexercised. The terms of these warrants to purchase common stock shares remain valid until June 2008.

                                                   Conversion Price
                                                -----------------------
        GJM Trading              660,000           $  1.17 per share
        Summer Breeze          1,590,000              1.17 per share
        McKinley-Nemelka         450,000              1.17 per share
        Donna Sandberg           300,000              1.17 per share

The term of the following warrants to purchase common stock shares remain valid until June 2003.

                                                   Conversion Price
                                                -----------------------
        Patrick Gephart           45,000              4.00 per share



NOTE 7. LEASE COMMITMENTS

Big Blue is leasing three automobiles and these vehicles are under non-cancellable operating leases having remaining terms in excess of one year as of May 31, 1999. Rentals for each of the next five years and in the aggregate are:

               Fiscal year ended May 31,
                      2000                           17,230
                      2001                           13,848
                      2002                            7,529
                      2003                            7,530
                                                  ---------
                      Total future minimum
                      rental payments             $  46,137


NOTE 8.  NOTES PAYABLE

The following notes are all due prior to May 31, 2000:

6% Note payable to G.C. Broach
   payable by Big Blue and secured by
   equipment due September 10, 1999                $    5,264

10% Note due by Company to Market Media                50,000

10% Note payable to McKinley Capital
    orginally due 60 days from September 1, 1998
    but extended for another ten months. This
    note has a call to be paid should the ICT
    obtain financing of $250,000                       37,500
                                                    ---------
                                                   $   92,764
                                                   ==========

NOTE 9. CONVERSION OF DEBT TO COMMON STOCK

     The board of directors approved on August 29, 1999, the issuance of 117,725 shares of common stock at a conversion price of $4.00 per share for certain debt incurred prior to May 31, 1999, with related parties who are stockholders. The conversion of debt to equity was recorded as of May 31, 1999, because it was the party's intent to do so when the cash advances were made.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In August 1999, the Company engaged Hogan & Slovacek, a Professional corporation, Certified Public Accountants as independent auditors of the Company. Because of the change of control of the Company and the location of new management to the State of Oklahoma, the board of directors decided not to retain Orton & Company, the prior independent auditors, to audit the financial statements of the Company for the fiscal year covered by this report. The decision not to re-engage Orton & Company did not involve a dispute with the Company over accounting policies or practices. The report of Orton & Company on the Company's financial statements for the years ended May 31, 1998 and 1997, contained an explanatory paragraph as the Company's ability to "continue development stage operations." Except for such "going concern" limitation, the report of Orton & Company did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audits of the Company's financial statements for each of the three years ended May 31, 1998, there were no disagreements with Orton & Company on any matters of accounting principles and practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Orton & Company would have caused such firm to make reference to the matter in their report.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

GENERAL

     The following table sets forth as of August 23, 1999, the name, age, and positions of the executive officers and directors of the Company and the term of office of such directors:

    NAME                  AGE    POSITION(S)             DIRECTOR SINCE
    ----                  ---    -----------             --------------
    David N. Shroff       51    Director and President  September 1998
    Gary J. McAdam        48    Director and Vice-
                                  President             September 1998
    William W. Rippetoe   52    Director, Secretary
                                  and Treasurer         September 1998

     Each of the  directors  is elected  to hold  office  until the next  annual
meeting  of  the   shareholders  or  until  removed.   Annual  meetings  of  the
shareholders are to be held on the third Tuesday of September.

     Set forth below is certain biographical information regarding the Company's current executive officers and directors:

     DAVID N. SHROFF, the Company's president, received a Bachelor of Science Degree from Oklahoma State University in engineering and fluid design. He first worked as an engineer for Gulf Oil Corporation and was later senior manager and assistant to the vice-president of Cities Service Pipeline. Later, while serving as vice president of Dalco Petroleum Company, he participated in taking the Company public through a reverse merger. In 1982, Mr. Shroff founded and managed CAM Energy Corporation, which evaluated and acquired various oil and gas properties in Texas, Oklahoma, and New Mexico. He has since served as an executive at Penn Pacific Corporation, a public oil and gas exploration company, and Tierra Environmental Corporation before co-founding Big Blue, Inc. in 1994. From 1994 to September 1998, Mr. Shroff served as chairman of the board and vice-president of Big Blue, Inc. In September of 1998, Mr. Shroff was elected president of International Cavitation Technologies, Inc. Mr. Shroff is co-inventor of the Ion Collider technology utilized by the Company and is responsible for the day-to-day operations of the Company including the design and manufacture of various types of ion colliders and the implementation of the technology in various business applications.

     GARY J. MCADAM, the Company's vice-president, received a Bachelor of Arts degree from the University of Denver. He has served as president of Growth Ventures Inc. ("GVI") since 1979. Since 1986, he has worked directly with private companies desiring to become public companies as well as with existing public companies. While President of GVI, Mr. McAdam also served as president of Creative Business Concepts, Inc. ("CBC") from 1993 until December of 1996 and as president of Fortune Seekers, Inc. from 1997 to date. Both companies worked in the financial markets in the areas of investments and capital procurement, and CBC also was involved with mergers, acquisitions and financial relations.

     WILLIAM W. RIPPETOE, the Company's secretary and treasurer, received a Bachelor of Science degree from Western New Mexico University and a Master's degree in Science Education from New Mexico State University. Mr. Rippetoe has been involved in the remediation industry for the past ten years. In 1991, Mr. Rippetoe founded and served as Vice-President of Dichlor Chemical Company, where he was charged with research, development, and deployment of innovative chemicals and biotechnologies as well as the remediation of contaminated soils and water. From 1992 to 1994, Mr. Rippetoe served as president of Tierra Environmental Corporation. Mr. Rippetoe co-founded Big Blue, Inc. and served as its president from 1994 to September of 1998. In September of 1998, Mr. Rippetoe became Secretary and Treasurer of International Cavitation Technologies, Inc. Mr. Rippetoe is co-inventor of the Ion Collider technology utilized by the Company and is responsible for the development and application of the technology to the environmental services an oil business.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth summary information regarding the compensation paid to Mr. Shroff, who functions as Chief Executive Officer. Information as to compensation of other executive offers is not presented because no person's combined compensation exceeded $100,000 during the reporting periods.

           SUMMARY OF COMPENSATION TABLE

Name and Current             Year ended            Consulting
Principal Position             May 31,                Fees
------------------          ------------          -----------
David N. Shroff,             1999                   $59,000
   President                 1998                   $   -0-
                             1997                   $   -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of May 31, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                 Amount and Nature
Name and Address                  of Beneficial
of Beneficial Owner               Ownership(1)           Percent of Class
-------------------              -----------------      ----------------
William W. Rippetoe                 2,731,475                28.86%
10103 South Urbana
Tulsa, Oklahoma  74137

David N. Shroff                           -0-                  -0-%
6673 E.46th Place
Tulsa, OK 74145

Gary J. McAdam (2)                    975,000                10.20%
14 Red Tail Drive
Highlands Ranch, Colorado 80126

Carrie S. Shroff (3)                1,800,000                19.02%
545 South Sandusky Avenue
Tulsa, Oklahoma 74112

David N. Nemelka                    1,575,000                16.64%
2662 Stonebury Loop Road
Springville, Utah 84663

Executive Officers and              3,706,475                38.90%
Directors as a Group
(3 Person)


     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power. (2) Represents indirect ownership through Summer Breeze LLC (315,000 shares) and GJM Trading Partners, LTD (660,000 shares) both of which are controlled by Gary J. McAdam. (3) Carrie S. Shroff has voting control of CAM2D2 Corporation which owns 1,800,000 shares of stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1999, Ion Collider Technologies, Inc. ("ICT") a wholly-owned subsidiary of the Company entered into a licensing agreement with Big Blue, Inc. ("Big Blue"), a company affiliated by common ownership. This licensing agreement calls for Big Blue to pay licensing fees equal to 90% of the revenues generated from the use of this technology. In addition, the Company has agreed to pay 100% of Big Blue's operating and general and administrative expenses. During the five months ended May 31, 1999, the Company earned $255,153 in licensing fee income and paid $159,370 of Big Blue operating and administrative expenses.


     Effective May 31, 1999, the Company acquired all of the outstanding stock of Big Blue, Inc. in exchange for 50,000 shares of the Company's Common Stock. In accordance with generally accepted accounting principles, this acquisition was recorded at the predecessor's cost. Since Big Blue, Inc. had a deficit net worth of $152,493 as of May 31, 1999, it was necessary to reduce the Company's additional paid-in capital by this balance in consolidation. No value was assigned to the 50,000 shares of the Company's Common Stock issued in connection with this acquisition.

     During the fiscal year ended May 31, 1999, Universal Environmental Technologies, Inc. ("UET"), a company affiliated by common ownership, loaned the Company and its subsidiaries $357,347 all of which was converted to 89,337 shares of Common Stock subsequent to year end. In additional Growth Ventures, Inc. (a company affiliated by common ownership) loaned ICT $86,000 which was converted to 21,500 shares of the Company's common stock subsequent to year end, The May 31, 1999 financial statements reflect the effect of this conversion as of that date.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K






                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   International Cavitation Technologies, Inc.

Date: August 30, 1999                By /s/ David N. Shroff, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: August 30, 1999                /s/ William W. Rippetoe, Director and
                                           Principal Financial and Accounting
                                           Officer