Form 10QSB
period 1999-08-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 1999-10-14
CIK 313109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1999

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in charter)

        COLORADO                                          84-0768695
------------------------------                      -----------------------
State or other jurisdiction of                      I.R.S. Employer I.D. No.
incorporation or organization


Address of principal executive offices, including Zip Code:
12407 South Memorial Drive, Bixby, OK 74008

Issuer's telephone number, including area code:  (918) 369-5950

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 31, 1999, there were 9,550,138 shares of the Registrant's Common Stock outstanding.

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

With the exception of the May 31, 1999 Balance Sheet, the financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The May 31, 1999 Balance Sheet was audited and was included along with all required footnote disclosures in the May 31, 1999 Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been made.

These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        AUGUST 31, 1999 AND MAY 31, 1999


                                     ASSETS


                                           August 31, 1999       May 31, 1999
                                              (Unaudited)
                                           ---------------       ------------
Current assets:
        Cash                                 $  187,045           $    6,942
        Accounts receivable                     272,324              153,069
        Advances to affiliates                    1,015                3,521
                                             ----------           ----------
               Total current assets             460,384              163,532
                                             ----------           ----------

Equipment and patents at cost
        Equipment, net of accumulated
           depreciation                          65,611               70,889
        Patents, net of accumulated
           amortization                         253,109              255,351
                                             ----------           ----------
                                                318,720              326,240
                                             ----------           ----------
                                             $  779,104           $  489,772
                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable - trade             $   51,563          $   31,890
        Accounts payable - affiliate             45,500                   -
        Notes payable - related party            87,500              92,764
                                             ----------          ----------
               Total current liabilities        184,563             124,654
                                             ----------          ----------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
            50,000,000 shares authorized,
            9,550,138 and 9,520,138
            shares issued and outstanding
            at August 31, 1999 and May 31,
            1999, respectively                    9,550               9,520
        Additional paid-in capital            1,261,989           1,137,019
        Retained earnings (deficit)            (676,998)           (781,421)
                                             ----------          -----------
                                                594,541             365,118
                                             ----------          -----------
                                             $  779,104          $  489,772
                                             ==========          ==========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 1999 AND 1998



                                            For the Three Months
                                               Ended August 31,
                                            ---------------------
                                               1999        1998
                                            ---------    --------
REVENUES                                    $ 390,654    $      -

COSTS ASSOCIATED WITH REVENUES                 30,712           -
                                            ---------    --------
GROSS PROFIT (LOSS)                           359,942           -
                                            ---------    --------
EXPENSES:
        General & administrative              243,273           -
        Depreciation and
         amortization                           9,988           -
                                            ---------    --------
                                              253,261           -
                                            ---------    --------
INCOME (LOSS) FROM OPERATIONS                 106,681           -
                                            ---------    --------
OTHER INCOME (EXPENSE):
        Interest expense                       (2,259)
                                            ---------    --------
                                               (2,259)          -
                                            ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES             104,422           -

INCOME TAX EXPENSE                                  -           -
                                            ---------    --------
NET INCOME (LOSS)                           $ 104,422    $      -
                                            =========    ========
BASIC EARNINGS (LOSS) PER SHARE             $     .01    $      -
                                            =========    ========
DILUTED EARNINGS (LOSS) PER SHARE           $     .01    $      -
                                            =========    ========
AVERAGE WEIGHTED SHARES
        OUTSTANDING                         9,535,138     676,375
                                            =========    ========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
       CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD ENDED AUGUST 31, 1999 AND THE YEAR ENDED MAY 31, 1999




                                             Common Stock    Additional
                                            ---------------    Paid-In   Accumulated
                                            Shares   Amount    Capital    (Deficit)
                                            -------  ------  ----------  -----------
Balance, May 31, 1998                       676,375  $  676  $  524,550   $(543,917)

Issuance of stock for 5,750,000
      shares of Ion Collider
      Technologies, Inc.
      on September 30, 1998               8,625,000   8,625     275,499           -

Issuance of stock for payable                43,038      43      18,647

Issuance of stock for cash                  125,725     126     470,866

Issuance in connection with
  acquisition of Big Blue, Inc.              50,000      50    (152,543)

Net loss                                          -       -           -    (237,504)
                                          ---------  ------  ----------   ----------
Balance, May 31, 1999                     9,520,138  $9,520  $1,137,019   $(781,421)

Issuance of stock for cash                   30,000      30     124,970

Net income                                                                  104,423
                                          ---------  ------  ----------  -----------
Balance, August 31, 1999                  9,550,138  $9,550  $1,261,989  $(676,998)
                                          =========  ======  ==========  ==========


    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998



                                                   For the Three Months Ended  August 31,
                                                          1999                1998
                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss)                                 $    104,423        $          -
Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities -
        Depreciation and amortization                     9,988                   -
Changes in operating assets -
        Increase in accounts receivable                (116,749)                  -

Changes in operating liabilities -
        Increase in accounts payable
          and accrued expenses                           19,674                   -
                                                   ----------------    ----------------
               Net cash provided by (used in)
                 operating activities                    17,336                   -
                                                   ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                              (730)                  -
        Patent costs                                     (1,739)                  -
                                                   ----------------    ----------------
               Net cash used in
                 investing activities                    (2,469)                  -
                                                   ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowing from
          related parties                                45,500                   -
        Proceeds from sale of common stock              125,000                   -
        Loan principal payments                          (5,264)                  -
                                                   ----------------    ----------------
               Net cash provided by
                 financing activities                   165,236                   -
                                                   ----------------    ----------------
NET INCREASE IN CASH                                    180,103                   -

CASH, BEGINNING OF THE YEAR                               6,942                   -
                                                   ----------------    ----------------
CASH, END OF THE YEAR                              $    187,045        $          -
                                                   ================    ================

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of August 31, 1999 and 1998 and for the three months then ended have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 1999, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 1999. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

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

Acquisition of Ion Collider Technologies, Ltd.
----------------------------------------------
On September 30, 1998, the Company acquired all of the outstanding common stock and common stock purchase warrants of Ion Collider Technologies, Ltd. ("ICT"), a Colorado corporation, in a business combination accounted for as a pooling of interests. ICT became a wholly owned subsidiary of the Company through the exchange for 8,625,000 shares of its common stock and 3,000,000 common stock purchase warrants, after taking into account the one-for-four reverse stock split described in Note 5 below. Each warrant is exercisable to purchase one share of the Company's common stock for $1.17 per share anytime until June 1, 2008. The accompanying financial statements for fiscal year ending May 31, 1999 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

ICT owns four patents and one pending patent related to the use of ion collider technology to separate particles from liquid, enhance the recovery of crude oil, increase the amount of hydrocarbons recoverable from underground reservoirs, clarify water, and other applications to be developed.

The Company's goal is to oversee the commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

Subsequent to the merger mentioned above, the Company acquired Big Blue, Inc. which was a party to an Asset Purchase Agreement entered into on September 21, 1998 between ICT and various companies and individuals which were shareholders in the Company on the acquisition date. This agreement called for ICT to acquire for common stock the patents mentioned above, which had certain license and other conditions previously agreed to by the former owners of the patents, and in the future assets of companies participating in the sale of the patents to ICT for $220,000. Effective May 31, 1999 the Company exercised its option and purchased Big Blue, Inc. and certain licensing agreements related to the patents.

Joint Venture and Sub-License Agreements
----------------------------------------

During August of 1999, Big Blue, Inc. ("BBI") entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). The purpose of this agreement was to form a joint venture to which a sub-license could be granted from BBI to the joint venture for rights BBI holds under a license agreement with the Company for certain proprietary and patented technologies relating to environmental remediation.

The terms of the Agreement require BBI to issue the joint venture a non-exclusive sub-license agreement in the State of California for the use of the patent rights and technology. Upon execution of the Agreement, AT was required to contribute $300,000 in cash to the joint venture, and upon receipt of that initial capital, ATT paid BBI a one-time Sub-licensing fee of $200,000. As further consideration for the Sub-license, ATT will pay BBI a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludges treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of the joint venture profit or loss.

NOTE 3. ACCOUNTING POLICIES

Consolidation Policies
----------------------
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, ICT and Big Blue, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Equipment and Patents
---------------------
The cost of the patents acquired is recorded at predecessor cost for common shares issued in the acquisition, and the additional cash cost to purchase certain licensing agreements related to the patents for $220,000. Amortization is recorded over the remaining patent life of approximately sixteen years. Equipment is depreciated over seven years.


Earnings (Loss) per Share
-------------------------
Earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock warrants and options are considered to be common stock equivalents and are used to calculate earnings per common and common equivalent except when they are anti-dilutive.

Use of Estimates in Financial Statements
----------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - REVERSE STOCK SPLIT

On October 6, 1997, the shareholders of the Company approved a reverse stock split of one-for-forty shares. On December 2, 1998, the shareholders of the Company approved a reverse stock split of one-for-four shares. The financial statements have been adjusted to reflect these reverse stock splits.

NOTE 5 - NON-QUALIFIED STOCK OPTION PLAN

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

NOTE 6 - LEASE COMMITMENTS

Big Blue is leasing three automobiles and these vehicles are under non-cancellable operating leases having remaining terms in excess of one year as of August 31, 1999. Rentals for each of the next five years and in the aggregate are:

               Fiscal year ended May 31,
                      2000                           17,230
                      2001                           13,848
                      2002                            7,529
                      2003                            7,530
                      2004                                -
                                                   --------
               Total future minimum
                      rental payments              $ 46,137
                                                   ========



NOTE 7 - NOTES PAYABLE

The following notes are all due prior to May 31, 2000:

                                                   August 31,           May 31,
                                                      1999               1999
                                                   ----------          ---------
6% Note payable to G.C. Broach
   payable by Big Blue and secured by
   equipment due September 10, 1999                $      -            $  5,264

10% Note due by Company to Market Media              50,000              50,000
    This note has a call to be paid
    should the Company obtain financing
    of $250,000.

10% Note payable to McKinley  Capital
    originally  due 60 days from September 1,
    1998 but  extended  for another ten months.
    This note has a call to be paid should ICT
    obtain financing of $250,000                     37,500              37,500
                                                   ---------           ---------
                                                   $ 87,500            $ 92,764
                                                   =========           =========

NOTE 8 - INDEPENDENT APPRAISAL ON PATENTS

On October 13, 1999, the Company obtained an appraisal from an independent certified public accounting firm accredited in business valuations by the American Institute of Certified Public Accountants on the estimated fair value of the Company. In their opinion, the Company, through the use of its patented technologies, had a fair market value in excess of $10,000,000 as of October 13, 1999.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of August 31, 1999 and its results of operations for the three months ended August 31, 1999 and 1998. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to International Cavitation Technologies, Inc.'s, Inc.'s 1998 annual report on Form 10-KSB.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

During the three months ended August 31, 1999, the Company reported net income of $104,423. The Company had no activity during the comparable period in 1998. This increase is due primarily to the following factors:

Revenues. During the three months ended August 31, 1999, the Company generated $390,654 in revenues, $200,000 of which was licensing fee income, $153,180 of which was land remediation fee income, and $37,474 of which was consulting fee income. The licensing fee was earned in conjunction with its joint venture agreement with Aqua Terra, L.L.C. No revenues were earned during the corresponding period in 1998.

Cost Associated with Revenues. During the three months ended August 31, 1999, the Company incurred $30,712 in costs associated with its land remediation revenues. No costs associated with revenues were incurred during the comparable period in 1998.

General and Administrative Expenses. The Company incurred general and administrative expenses totaling $243,273 during the three months ended August 31, 1999. The Company incurred no general and administrative expenses during the comparable period in 1998. This increase is a result of conducting operating activities during 1999.

Depreciation and Amortization. Depreciation and amortization totaled $9,988 for the three months period ended August 31, 1999. There was no depreciation or amortization expense during the comparable period of 1998 as the Company had no depreciable assets at that time.

Interest Expense. The Company incurred $2,259 in interest expense during the three month period ended August 31, 1999. The Company incurred no interest expense during the comparable period in 1998. This increase in interest expense is a result of borrowing incurred subsequent to August 31, 1998.

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

The Company became profitable during the three months ended August 31, 1999, and anticipates that it will continue to be profitable for the remainder of the fiscal year ending May 31, 2000. Continued profitability is dependent on the Company's ability to continue to sell licensing agreements and to earn royalties from the use of its patented technologies. As of August 31, 1999, the Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures.

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

Net cash provided by operating activities for the three months ended August 31, 1999 was $17,336. There were no operating activities during the comparable period of 1998.

Investing Activities

Net cash used in investing activities was $2,469 for the three months ended August 31, 1999, as compared to no activity during the same period in 1998.

Financing Activities

Net cash flow provided by financing activities was $165,236 for the three months ended August 31, 1999 as compared to no activity during the same period in 1998. This increase was due to the issuance of stock for $125,000 and loans from affiliates of $45,500, offset in part by loan repayments of $5,264.


                          PART II  OTHER INFORMATION



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                   International Cavitation Technologies, Inc.

Date: August ____, 1999            /s/ David N. Shroff, President