Form 10QSB
period 1999-11-30
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2000-01-18
CIK 313109

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1999

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
          (Exact name of Small Business Issuer as specified in charter)

              ___COLORADO 84-0768695____________________ (State or
           other jurisdiction of (IRS Employer Identification Number) incorporation)


                           12407 South Memorial Drive
                                 Bixby, OK 74008
                                 ---------------
                    (Address of principal executive offices)

                                 (918) 369-5950
                                 --------------
                (Issuer's telephone number, including area code)

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

At November 30, 1999, there were 9,588,237 shares of the Registrant's Common Stock outstanding.

                                      INDEX

Part I. Financial Information

        Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets
               (November 30, 1999 and May 31, 1999)

               Consolidated Condensed Unaudited Statements of Operations (Three months ended November 30, 1999 and 1998) (Six months ended November 30, 1999 and 1998)

               Consolidated Condensed Unaudited Statements of Stockholders' Equity (November 30, 1999 and May 31, 1999)

               Consolidated Condensed Unaudited Statements of Cash Flows (Six months ended November 30, 1999 and 1998)

               Notes to Unaudited Condensed Financial Statements

        Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

Part II.       Other Information

        Item 2.  Changes in Securities and Use of Proceeds

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       NOVEMBER 30, 1999 AND MAY 31, 1999


                                        November 30, 1999    May 31, 1999
                                          (Unaudited)
                                        -----------------    ------------

                                     ASSETS

Current assets:
        Cash                                  $   74,714        $  6,942
        Accounts receivable                      533,316         153,069
        Advances to affiliates                         -           3,521
        Prepaid expenses                          81,695               -
        Employee advances                            856               -
                                                ---------       --------
               Total current assets              690,580         163,532
                                                ---------       --------

Equipment and patents at cost
        Equipment, net of accumulated
           depreciation                           68,000         70,889
        Patents, net of accumulated
           amortization                          249,129        255,351
                                               ----------      --------
                                                 317,129        326,240
                                               ----------      --------
                                              $1,007,709       $489,772
                                              ==========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable - trade              $   96,160       $ 31,890
        Accounts payable - affiliate                  90              -
        Accumulated interest payable              15,511              -
        Notes payable - related party             87,500         92,764
                                              ----------       --------
               Total current liabilities         199,261        124,654
                                              ----------       --------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
               50,000,000  shares
               authorized, 9,588,237 and
               9,520,138  shares
               issued and outstanding at
               November 30, 1999 and May 31,
               1999, respectively                 9,588          9,520
        Additional paid-in capital            1,414,346      1,137,019
        Retained earnings (deficit)            (615,486)      (781,421)
                                              ----------    ----------
                                                808,448        365,118
                                             ----------     ----------
                                             $1,007,709       $489,772
                                             ==========     ==========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 1999 AND 1998


                                   For the Three Months    For the Six Months
                                    Ended November 30,      Ended November 30,
                                   --------------------    --------------------
                                    1999         1998        1999         1998
                                 -----------  ---------   ---------   ---------
REVENUES                         $   564,939  $       -   $ 955,593   $       -

COSTS ASSOCIATED WITH REVENUES        56,107          -      86,819           -
                                 -----------  ---------   ----------  ---------
GROSS PROFIT (LOSS)                  508,832        -        868,774         -
                                   ---------   --------    ---------    --------
EXPENSES:
        General & administrative     437,293    51,563       678,307     57,801
        Depreciation and
         amortization                 10,010       507        19,998      1,014
                                   ---------  --------     ---------   --------
                                     447,303    52,070       698,305     58,815
                                   ---------  --------     ---------   --------
INCOME (LOSS) FROM OPERATIONS         61,529   (52,070)      170,469    (58,815)
                                   ---------  --------     ---------   --------
OTHER INCOME (EXPENSE):
        Interest expense              (2,275)      200        (4,534)       516
                                   ---------  --------     ---------   --------
                                      (2,275)      200        (4,534)       516
                                   ---------  --------     ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES     59,254   (51,870)      165,935    (58,299)

INCOME TAX EXPENSE                         -         -             -          -
                                   ---------  --------     ---------   --------
NET INCOME (LOSS)                  $  59,254  $(51,870)    $ 165,935   $(58,299)
                                   =========  ========     =========   ========
BASIC EARNINGS(LOSS) PER SHARE     $     .01  $   (.01)    $     .02   $   (.02)
                                   =========  ========     =========   ========
DILUTED EARNINGS (LOSS) PER SHARE  $     .01  $   (.01)    $     .02   $   (.02)
                                   =========  ========     =========   ========
AVERAGE WEIGHTED SHARES
        OUTSTANDING                9,584,381  6,426,375    9,560,779  3,551,375
                                   =========  =========    =========  =========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
       CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED NOVEMBER 30, 1999 AND THE YEAR ENDED MAY 31, 1999


                                     Common Stock       Additional
                                     ---------------     Paid-In    Accumulated
                                     Shares    Amount    Capital     (Deficit)
                                     -------   ------   ----------  -----------

Balance, May 31, 1998                676,375   $  676   $  524,550   $(543,917)

Issuance of stock for 5,750,000
  shares of Ion Collider
  Technologies, Inc. on
  September 30, 1998               8,625,000    8,625      275,499           -

Issuance of stock for payable         43,038       43       18,647           -

Issuance of stock for cash           125,725      126      470,866           -

Issuance in connection with
  acquisition of Big Blue, Inc.       50,000       50     (152,543)          -

Net loss                                   -        -            -     (237,504)
                                   ---------   ------   ----------   ----------
Balance, May 31, 1999              9,520,138   $9,520   $1,137,019    $(781,421)

Issuance of stock for cash            30,000       30      124,970            -

Issuance of stock due to exercise
  of stock option plan                27,000       27      107,973            -

Issuance of stock for payable         11,099       11       44,384            -

Net loss                                                                165,935
                                   ---------   ------   ----------  -----------
Balance, November 30, 1999         9,588,237   $9,588   $1,414,346   $ (615,486)
                                   =========   ======   ==========   ==========


    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998



                                          For the Six Months Ended November 30,
                                                1999                1998
                                          ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                   $    165,935        $    (58,298)
Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities -
        Depreciation and amortization             19,998               1,014
Changes in operating assets -
        Decrease in accounts receivable         (380,247)                  -
        Decrease in advances to subsidiaries     (78,174)                  -
        Increase in employee advances               (856)                  -

Changes in operating liabilities -
        Increase (decrease) in accounts
          payable and accrued expenses            64,360             (18,691)
        Increase in accrued interest
          payable                                 15,511                   -
                                          ----------------    ----------------
               Net cash provided by
                (used in) operating
                activities                      (193,473)            (75,975)
                                          ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase option deposit                        -            (327,970)
        Purchase of equipment                     (9,147)            (34,124)
        Patent costs                              (1,739)                  -
                                          ----------------    ----------------
               Net cash used in
                 investing activities            (10,886)           (362,094)
                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from (repayment of)
          borrowing from related parties          (5,264)            173,500
        Proceeds from sale of common stock       277,395             302,816
        Loan principal payments                        -                   -
                                          ----------------    ----------------
               Net cash provided by
                 financing activities            272,131             476,316
                                          ----------------    ----------------
NET INCREASE IN CASH                              67,772              38,247

CASH, BEGINNING OF THE YEAR                        6,942                   -
                                          ----------------    ----------------
CASH, END OF THE PERIOD                    $      74,714        $     38,247
                                          ================    ================

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1999 and 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company's financial statements for the twelve months ended May 31, 1999 contained in the Company's Annual Report on Form 10-KSB. The financial statements included herein as of November 30, 1999 and 1998 and for the six months then ended have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the six month period are not necessarily indicative of results for the full year. The May 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

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

Joint Venture and Sub-License Agreements
----------------------------------------

During August of 1999, Big Blue, Inc. ("BBI") entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). Pursuant to the Agreement, BBI granted the joint venture a non-exclusive sub-license agreement in the State of California to use the Company's patent rights and technology for environmental remediation and hydrocarbon enhancement purposes. Upon execution of the Agreement, AT contributed $300,000 in cash to the joint venture, and the joint venture paid BBI a one-time Sub-licensing fee of $200,000. As further consideration for the Sub-license, ATT will pay BBI a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludges treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of the joint venture profit or loss.

On November 29, 1999, Big Blue, the Company's wholly owned subsidiary entered into two non exclusive licensing agreements with Hot Spot Techonologies, Inc. ("Hot Spot"). Each agreement is for a period of five years and calls for up front licensing fees totaling $500,000 and royalty payments as detailed below:

        Soil remediation - The greater of 12% of gross revenues derived from the use of the licensed technology less direct labor, equipment rentals, and chemicals associated with the job, or $3.50 per ton.

        Water remediation - The greater of 12% of gross revenues derived from the use of the licensed technology less direct labor, equipment rentals, and chemicals associated with the job, or $.005 per gallon.

As additional royalty consideration, Big Blue is entitled to a fee equal to 20% of Hot Spot's annual net revenues.

The $500,000 initial licensing fee is to be paid $20,000 at closing, which monies have been collected and are included in cash at November 30, 1999, with the balance to be paid on a monthly basis in an amount equal to 10% of gross revenues less direct labor, equipment rentals, and chemicals associated with the revenues. Any unpaid balance would be due on November 29, 2000. The unpaid portion of this licensing fee would bear interest at the rate of 6% per annum.

Big Blue has the right to approve each project in advance. This agreement restricts Hot Spot from performing services in any area covered by an exclusive licensing agreement.

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

NOTE 5 - NON-QUALIFIED STOCK OPTION PLAN

During the fiscal year ended May 31, 1998, the Company adopted a Non-Qualified Stock Option Plan to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company set aside 125,000 shares (after taking into consideration the reverse stock split taken on December 2, 1998) for such a plan. The price of the options are to be determined by the Board of Directors and are set to expire in five years.

During the fiscal year ended May 31, 1998, 50,000 shares were optioned and exercised at $.05 per share for services rendered.

During the quarter ending February 28, 1999, 8,000 shares were optioned and exercised at $.01 per share for cash.

During the quarter ending November 30, 1999, 27,000 shares were optioned and exercised at $0.01 per share for cash. This stock was recorded on the books at its estimated fair value of $108,000. This stock was issued for professional services to be rendered over the twelve months ended September 7, 2001. As of November 30, 1999, $81,695 of the excess of fair value over the issue price was treated as a prepaid expense.


NOTE 6 - LEASE COMMITMENTS

Big  Blue  is  leasing   three   automobiles   and  these   vehicles  are  under
non-cancelable operating leases having remaining terms in excess of one year as of August 31, 1999. Rentals for each of the next five years and in the aggregate are:
               Fiscal year ended May 31,
                      2000                            8,615
                      2001                           13,848
                      2002                            7,529
                      2003                            7,530
                      2004                                -
                                                   --------
               Total future minimum
                      rental payments             $ 37,522
                                                   ========

NOTE 7 - NOTES PAYABLE

The following notes are all due prior to May 31, 2000:

                                               November 30,            May 31,
                                                   1999                 1999
                                              ------------           --------
6% Note payable to G.C. Broach
   payable by Big Blue and secured by
   equipment due September 10, 1999           $        -             $  5,264

10% Note due by Company to Market Media           50,000               50,000
    This note has a call to be paid
    should the Company obtain financing
    of $250,000.

10% Note payable to McKinley  Capital
    originally  due 60 days from September 1,
    1998 but  extended for another ten months.
    This note has a call to be paid
    should ICT obtain financing of $250,000       37,500                37,500
                                                --------              --------

                                                $ 87,500              $ 92,764
                                                ========              ========

NOTE 8 - INDEPENDENT APPRAISAL

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

The following discussion is intended to assist in an understanding of the Company's financial position as of November 30, 1999 and its results of operations for the six months ended November 30, 1999 and 1998. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

During the three months ended November 30, 1999, the Company reported net income of $59,254. The Company had reported net loss of $51,870 during the comparable period in 1998. This increase is due primarily to the following factors:

Revenues. During the three months ended November 30, 1999, the Company generated $564,939 in revenues, $500,000 of which was licensing fee income, $2,352 of which was land remediation fee income, $26,572 of which was consulting fee income, and $36,015 of which was chemical sales in the Aqua Terra joint venture. The licensing fee was earned in conjunction with its joint venture agreement with Hot Spot Technologies, Inc..
No revenues were earned during the corresponding period in 1998.

Cost Associated with Revenues. During the three months ended November 30, 1999, the Company incurred $56,106 in costs associated with its land remediation revenues. No costs associated with revenues were incurred during the comparable period in 1998.

General and Administrative Expenses. The Company incurred general and administrative expenses totaling $437,293 during the three months ended November 30, 1999. The Company incurred general and administrative expenses totaling $51,563 during the comparable period in 1998. This increase is a result of expanded operating activities during 1999.

Depreciation and Amortization. Depreciation and amortization totaled $10,010 for the three months period ended November 30, 1999. Depreciation and amortization expense totaled $507 during the comparable period of 1998. The increase in depreciation is primarily due to the amortization of patent costs in 1999.

Interest Expense. The Company incurred $2,275 in interest expense during the three-month period ended November 30, 1999. The Company incurred no interest expense and earned $200 in interest income during the comparable period in 1998. This increase in interest expense is a result of borrowing incurred subsequent to August 31, 1998.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

During the six months ended November 30, 1999, the Company reported net income of $165,935. The Company had reported net loss of $58,299 during the comparable period in 1998. This increase is due primarily to the following factors:

Revenues. During the six months ended November 30, 1999, the Company generated $955,593 in revenues, $700,000 of which was licensing fee income, $157,272 of which was land remediation fee income, $62,306 of which was consulting fee income, and $36,015 of which was chemical sales in the Aqua Terra joint venture. The licensing fee was earned in conjunction with its joint venture agreements with Aqua Terra, L.L.C. and Hot Spot Technologies, Inc.. No revenues were earned during the corresponding period in 1998.

Cost Associated with Revenues. During the six months ended November 30, 1999, the Company incurred $86,818 in costs associated with its land remediation revenues. No costs associated with revenues were incurred during the comparable period in 1998.

General and Administrative Expenses. The Company incurred general and administrative expenses totaling $678,307 during the six months ended November 30, 1999. The Company incurred general and administrative expenses totaling $57,801 during the comparable period in 1998. This increase is a result of expanded operating activities during 1999.

Depreciation and Amortization. Depreciation and amortization totaled $19,998 for the six months period ended November 30, 1999. Depreciation and amortization expense totaled $1,014 during the comparable period of 1998. This increase was due primarily to the amortization of patent costs in 1999.

Interest Expense. The Company incurred $4,534 in interest expense during the six-month period ended November 30, 1999. The Company incurred no interest expense and earned $516 in interest income during the comparable period in 1998. This increase in interest expense is a result of borrowing incurred subsequent to August 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

This form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments the Company expects or anticipates will or may occur in the future, including such things as estimated future net expenditures (including the amount and the nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate to the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations;

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

The Company became profitable during the six months ended November 30, 1999, and anticipates that it will continue to be profitable for the remainder of the fiscal year ending May 31, 2000. Continued profitability is dependent on the Company's ability to continue to sell licensing agreements and to earn royalties from the use of its patented technologies. As of November 30, 1999, the Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures.

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

Net cash used in operating activities for the six months ended November 30, 1999 was $193,473. Net cash used in operating activities for the comparable period of 1998 was $75,975.

Investing Activities

Net cash used in investing activities was $10,886 for the six months ended November 30, 1999, as compared to $362,094 during the same period in 1998.

Financing Activities

Net cash flow provided by financing activities was $272,131 for the six months ended November 30, 1999 as compared to $476,316 during the same period in 1998.


                          PART II OTHER INFORMATION

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 1999, the Company sold 27,000 shares of its common stock pursuant to its non qualified stock option plan. This transaction was valued at $108,000 for financial reporting purposes. This sale was exempt from registration pursuant to Section 4 (2) of the Securities and Exchange Act of 1933.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                   International Cavitation Technologies, Inc.

Date: November 30, 1999            /s/ Dave Shroff, President