Form 10-Q
period 2000-02-29
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2000-04-19
CIK 313109

COMPANY DATA:
               COMPANY CONFORMED NAME:             INTERNATIONAL CAVITATION
                                                    TECHNOLOGIES,  INC.
               CENTRAL INDEX KEY:                  0000313109
               STANDARD INDUSTRIAL CLASSIFICATION: 4953
               IRS NUMBER:                                84-0768695
               STATE OF INCORPORATION:                    CO
               FISCAL YEAR END:                           0531

        FILING VALUES:
               FORM TYPE:           10QSB
               SEC ACT:
               SEC FILE NUMBER:     000-09015
               FILM NUMBER:

        BUSINESS ADDRESS:
               STREET 1:            12407 S MEMORIAL DRIVE
               CITY:                BIXBY
               STATE:        OK
               ZIP:                 74008
               BUSINESS PHONE:      918-369-5950

        MAIL ADDRESS:
               STREET 1:            12407 S MEMORIAL DRIVE
               CITY:                BIXBY
               STATE:        OK
               ZIP:                 74008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 29, 2000

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
          -------------------------------------------------------------
          (Exact name of Small Business Issuer as specified in charter)

              ___COLORADO 84-0768695____________________ (State or
           other jurisdiction of (IRS Employer Identification Number) incorporation)


                           12407 South Memorial Drive
                                 Bixby, OK 74008
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (918) 369-5950
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

At February 29, 2000, there were 9,611,320 shares of the Registrant's Common Stock outstanding.

                                      INDEX

Part I. Financial Information

        Item 1.Financial Statements

               Consolidated Condensed Balance Sheets
               (February 29, 2000 and May 31, 1999)

               Consolidated Condensed Unaudited Statements of Operations (Three months ended February 29, 2000 and February 28, 1999) (Nine months ended February 29, 2000 and February 28, 1999)

               Consolidated Condensed Unaudited Statements of Stockholders' Equity (February 29, 2000 and May 31, 1999)

               Consolidated Condensed Unaudited Statements of Cash Flows (Nine months ended February 29, 1999 and February 28, 1999)

               Notes to Unaudited Condensed Financial Statements

        Item 2.Management's Discussion and Analysis of
                      Financial Conditions and Results of Operations

Part II.       Other Information

        Item 2.Changes in Securities and Use of Proceeds

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       FEBRUARY 29, 2000 AND MAY 31, 1999

                                     ASSETS


                                            February 29, 2000    May 31, 1999
                                                (Unaudited)
                                            -----------------    ------------



Current assets:
        Cash                                    $   16,389          $  6,942
        Accounts receivable                        989,533           153,069
        Advances to affiliates                      83,047             3,521
        Employee advances                              906                 -
                                                ----------          --------
               Total current assets              1,089,875           163,532
                                                ----------          --------
Equipment and patents, at cost:
        Equipment, net of accumulated
           depreciation                             68,607            70,889
        Patents, net of accumulated
           amortization                            245,147           255,351
                                                ----------          --------
                                                   313,754           326,240
                                                ----------          --------
                                                $1,403,629          $489,772
                                                ==========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable - trade                $  150,824          $ 31,890
        Accounts payable - affiliate                50,090                 -
        Accumulated interest payable                17,697                 -
        Accrued income tax payable                  54,400                 -
        Notes payable - related party               87,500            92,764
                                                ----------          --------
               Total current liabilities           360,511           124,654
                                                ----------          --------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
               50,000,000  shares  authorized,
               9,611,320 and  9,520,138  shares
               issued and outstanding at
               February 29, 2000 and May 31,
               1999, respectively                    9,611             9,520
        Additional paid-in capital               1,495,823         1,137,019
        Accumulated deficit                       (462,316)         (781,421)
                                                ----------        ----------
                                                 1,043,118           365,118
                                                ----------        ----------
                                                $1,403,629          $489,772
                                                ==========          ========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   For the Three Months     For the Nine Months
                                      Ended February           Ended February
                                   --------------------     -------------------
                                   29, 2000    28, 1999     29, 2000   28, 1999
                                   --------    --------     --------   --------
REVENUES                          $  516,894   $  14,400   $1,472,487  $ 14,400

COSTS ASSOCIATED WITH REVENUES        (3,663)     91,871       90,482    91,871
                                  ----------   ---------    ---------   -------
GROSS PROFIT (LOSS)                  513,231     (77,471)   1,382,005   (77,471)
                                  ----------   ---------    ---------   -------
EXPENSES:
        General & administrative     292,601     152,913      970,908   210,716
        Depreciation and
         amortization                 10,873         755       30,871     1,769
                                  ----------   ---------    ---------   -------
                                     303,474     153,668    1,001,779   212,485
                                  ----------   ---------    ---------   -------
INCOME (LOSS) FROM OPERATIONS        209,757    (231,139)     380,226  (289,956)
                                  ----------   ---------    ---------   -------
OTHER INCOME (EXPENSE):
        Interest expense              (2,187)          -       (6,721)      516
                                  ----------   ---------    ---------   -------
                                      (2,187)          -       (6,721)      516
                                  ----------   ---------    ---------   -------
INCOME (LOSS) BEFORE INCOME TAXES    207,570   (231,139)      373,505  (289,440)

INCOME TAX EXPENSE                    54,400          -        54,400         -
                                  ----------   ---------    ---------   -------
NET INCOME (LOSS)                 $  153,170   $(231,139)   $ 319,105 $(289,440)
                                  ==========   =========    =========   =======
BASIC EARNINGS LOSS) PER SHARE    $      .02   $    (.02)   $     .03 $    (.05)
                                  ==========   =========    =========   =======
DILUTED EARNINGS (LOSS) PER SHARE $      .01   $    (.02)   $     .02 $    (.03)
                                  ==========   =========    =========   =======
AVERAGE WEIGHTED BASIC SHARES
        OUTSTANDING               9,598,248    9,308,605    9,573,000 5,470,451
                                  ==========   =========    ========= =========
AVERAGE DILUTED SHARES
        OUTSTANDING              12,643,248   12,353,605   12,618,000 8,515,451
                                 ==========   ==========   ========== =========

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
       CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED FEBRUARY 29, 2000 AND THE YEAR ENDED MAY 31, 1999


                                       Common Stock     Additional
                                      ---------------     Paid-In   Accumulated
                                     Shares     Amount    Capital    (Deficit)
                                     -------    ------  ----------  -----------
Balance, May 31, 1998                676,375  $    676  $  524,550   $(543,917)

Issuance of stock for 5,750,000
  shares of Ion Collider
  Technologies, Inc.
  on September 30, 1998            8,625,000     8,625     275,499           -

Issuance of stock for payable         43,038        43      18,647           -

Issuance of stock for cash       125,725 126   470,866           -

Issuance in connection with
  acquisition of Big Blue, Inc.       50,000        50    (152,543)          -

Net loss                                   -         -           -    (237,504)
                                 -----------   -------   ---------   ----------
Balance, May 31, 1999              9,520,138    $9,520  $1,137,019   $(781,421)

Issuance of stock for cash            30,000        30     124,970           -

Issuance of stock due to exercise
  of stock option plan                27,000        27     107,973          -

Issuance of stock for payable         11,099        11      44,384          -

Issuance of stock due to
  exercise of stock option plan        9,000         9      35,991          -

Issuance of stock for cash             3,333         3       9,997          -

Issuance of stock for cash             1,000         1       2,999          -

Issuance of stock for cash             1,000         1       2,999          -

Issuance of stock for cash             2,000         2       2,998          -

Issuance of stock for cash               500         1       1,499          -

Issuance of stock for cash             6,250         6      24,994          -

Net income                                                            319,105
                                   ---------    ------  ----------  -----------
Balance, February 29, 2000         9,611,320    $9,611  $1,495,823  $(462,316)
                                   =========    ======  ==========   ==========


    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                             For the Nine Months Ended February
                                                  29, 2000           28, 1999
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                      $    319,105       $   (289,440)
Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities -
        Depreciation and amortization                30,871              1,769
Changes in operating assets -
        Decrease in accounts receivable            (836,464)           (98,744)
        Decrease in advances to related parties     (80,432)            (1,500)
        Increase in construction in progress              -            (29,311)
Changes in operating liabilities -
        Increase (decrease) in accounts
          payable and accrued expenses              208,622              3,709
        Increase in deferred revenue                      -             98,744
                                            ----------------    ----------------
           Net cash provided by (used in)
                 operating activities              (358,298)          (314,773)
                                            ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase option deposit                           -           (327,004)
        Capital expenditures                        (18,386)                 -
        Patent costs                                      -            (38,889)
                                            ----------------    ----------------
           Net cash used in
                 investing activities               (18,386)          (365,893)
                                            ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from (repayment of)
          borrowing from related parties             27,236            380,664
        Proceeds from sale of common stock          358,895            302,825
                                            ----------------    ----------------
           Net cash provided by
                 financing activities               386,131            683,489
                                            ----------------    ----------------
NET INCREASE IN CASH                                  9,447              2,823

CASH, BEGINNING OF THE YEAR                           6,942                  -
                                            ----------------    ----------------
CASH, END OF THE PERIOD                       $      16,389       $      2,823
                                            ================    ================

    - See accompanying notes to consolidated condensed financial statements -

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company's financial statements for the twelve months ended May 31, 1999 contained in the Company's Annual Report on Form 10-KSB. The financial statements included herein as of February 29, 2000 and for the three and nine month periods then ended have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three and nine month periods are not necessarily indicative of results for the full year. The May 31, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

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

On December 2, 1998, the shareholders voted to change the Company's name to International Cavitation Technologies, Inc. from Yellow Gold Of Cripple Creek, Inc..

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

Joint Venture and Sub-License Agreements
----------------------------------------

During August of 1999, Big Blue, Inc. ("Big Blue") entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). Pursuant to the Agreement, BBI granted the joint venture a non-exclusive sub-license agreement in the State of California to use the Company's patent rights and technology for environmental remediation and hydrocarbon enhancement purposes. Upon execution of the Agreement, AT contributed $300,000 in cash to the joint venture, and the joint venture paid BBI a one-time sub-licensing fee of $200,000. As further consideration for the sub-license, ATT will pay BBI a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludges treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of the joint venture profit or loss.

On November 29, 1999, Big Blue, the Company's wholly-owned subsidiary entered into two non-exclusive licensing agreements with Hot Spot Techonologies, Inc. ("Hot Spot"). Each agreement is for a period of five years and calls for up front licensing fees totaling $500,000 and royalty payments as detailed below:

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

The $500,000 initial licensing fee is to be paid $20,000 at closing, which monies have been collected and are included in cash at February 29, 2000, with the balance to be paid on a monthly basis in an amount equal to 10% of gross revenues less direct labor, equipment rentals, and chemicals associated with the revenues. Any unpaid balance would be due on November 29, 2000. The unpaid portion of this licensing fee would bear interest at the rate of 6% per annum.

Big Blue has the right to approve each project in advance. This agreement restricts Hot Spot from performing services in any area covered by an exclusive licensing agreement.

On February 25, 2000, Big Blue entered into a license agreement with Scandinavian Cavitation Technologies AB ("SCT"), with principal offices located in Helsingborg, Sweden. This licensing agreement grants the exclusive use of the Company's patented technologies for the remediation of hydrocarbon contaminated soil and water in Sweden, Finland, Norway and Denmark for a period of up to 10 years to SCT in exchange for a licensing fee of $200,000. This licensing fee is to be paid $50,000 on or before April 15, 2000, $50,000 within seven days after SCT has reached the standards required by its first customer, and the balance of $100,000 shall be paid solely from project revenues at the rate of $5.00 per ton. In addition, Big Blue is to receive royalty fees equal to 12% of SCT's gross revenues with a guaranteed minimum royalty fee of $3.50 per ton on treated soil and $.005 per gallon on treated water. For financial reporting purposes, only $50,000 of this licensing fee was recognized as licensing fee income as of February 29, 2000, as all the events test has not yet been met on the balance of this license fee.

In addition to the above described licensing agreement with SCT, the Company also entered into a joint venture agreement whereby by, among other things, the Company is to receive a 20% interest in the SCT in exchange for the contribution of 3 ion collider units.

On February 25, 2000, Big Blue entered into a sub-license agreement with GoodEarth Recycling Corporation ("GER"), a Georgia corporation. This sub-licensing agreement covers the eastern one-half of Georgia and all of Alabama and is non-transferable, non-assignable, and non-exclusive and covers a period of up to 10 years. This agreement calls for a licensing fee of $100,000 and a royalty fee of 12% of gross job revenues.

On February 29, 2000, Big Blue entered into a sub-license agreement with Northeast Engineers and Consultants, Inc. ("NE&C"), a Rhode Island corporation. This sub-licensing agreement covers Rhode Island, Connecticut, Massachusetts, Vermont, New Hampshire, and Maine. This agreement calls for a licensing fee of $300,000 and royalty payments equal to 12% of gross job revenues with a minimum royalty fee of $4.00 per ton on soils treated and $.005 per gallon on water treated.

Appointment of New President

Effective March 1, 2000, Monroe Ashworth assumed responsibilities as the Companys President, replacing Dave Shroff who assumed the newly formed position of Chief Executive Office of the Company.

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

During the fiscal year ended May 31, 1999, 8,000 shares were optioned and exercised at $.01 per share for cash.

During the quarter ending November 30, 1999, 27,000 shares were optioned and exercised at $0.01 per share for cash.

NOTE 6 - LEASE COMMITMENTS

Big  Blue  is  leasing   three   automobiles   and  these   vehicles  are  under
non-cancelable operating leases having remaining terms in excess of one year as of February 29, 2000. Rentals for each of the next five years and in the aggregate are:
               Fiscal year ended May 31,
                      2000                            4,308
                      2001                           13,848
                      2002                            7,529
                      2003                            7,530
                      2004                                -
                                                   --------
               Total future minimum
                      rental payments              $  33,215
                                                   ========

NOTE 7 - NOTES PAYABLE

The following notes are all due prior to May 31, 2000:

                                                February 29,         May 31,
                                                    2000              1999
                                                ------------        --------
6% Note payable to G.C. Broach
   payable by Big Blue and secured by
   equipment due September 10, 1999               $      -          $  5,264

10% Note due by Company to Market Media             50,000            50,000
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

The following discussion is intended to assist in an understanding of the Company's financial position as of February 29, 2000 and its results of operations for the nine months ended February 29, 2000 and February 28, 1999. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

During the three months ended February 29, 2000, the Company reported net income of $153,170 as compared with a net loss of $231,139 for the comparable three month period ended February 28, 1999. This increase is due primarily to the following factors:

Revenues. During the three months ended February 29, 2000, the Company generated $516,894 in revenues, $450,000 of which was licensing fee income. During the comparable period of 1999, the Company had only $14,400 in revenues.

Cost Associated with Revenues. During the three months ended February 29, 2000, the Company incurred ($3,663) in costs associated with its land remediation revenues as compared to $91,871 for the comparable period in 1999. During 1999, the Company was in the start up phase of its land remediation operations and incurred significant start up costs. During the comparable period in 2000, the Company changed its emphasis to have licensees perform most remediation work for which the Company earns a royalty in addition to its initial licensing fee.

General and Administrative Expenses. The Company incurred general and administrative expenses totaling $292,601 during the three months ended February 29, 2000 as compared to $152,913 for the comparable period of the prior year. This increase is a result of the Company's increased efforts at selling licenses to third party operators and in servicing these licensing agreements.

Depreciation and Amortization. Depreciation and amortization totaled $10,873 for the three month period ended February 29, 2000 as compared to $750 for the comparable period in 1999. This increase of $10,123 was due primarily to the amortization of patent costs which were incurred subsequent to January 28, 1999. In addition, the Company continues to add equipment used by licensees through which the Company will earn royalty fees.

Interest Expense. The Company incurred $2,187 in interest expense during the three month period ended February 29, 2000. The Company incurred no interest expense during the comparable period in 1999. This increase in interest expense is a result of borrowing incurred subsequent to February 29, 2000.

Income Taxes. The Company incurred $54,400 in income tax expense for the three months ended February 29, 2000. The Company had no income tax expense during the comparable period in 1999 as it incurred a loss in the prior year. This income tax provision has been reduced by the effects of the Company's utilizable net operating loss carryforward of approximately $237,000.


COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

During there nine months ended February 29, 2000, the Company reported net income of $319,105 as compared with a net loss of $289,956 for the comparable nine month period ended February 28, 1999. This increase is due primarily to the following factors:

Revenues. During the nine months ended February 29, 2000, the Company generated $1,472,487 in revenues consisting of $1,150,000 in licensing fees, $199,399 in land remediation fees, 86,306 in consulting fees, and $36,782 in chemical sales. This compares to $14,400 in total revenues for the comparable period in 1999.

Costs Associated with Revenues. During the nine months ended February 29, 2000, the Company incurred $90,482 in costs associated with revenues as compared with $91,871 for the comparable period in 1999. During 1999, the Company was in the start up phase of its land remediation operations and incurred significant start up costs. During the comparable period in 2000, the Company changed its emphasis to having licensees perform most remediation work for which the Company earns a royalty in addition to its initial licensing fees.

General and Administrative Expenses. The Company incurred general and administrative expenses totaling $970,908 during the nine months ended February 29, 2000 as compared to $210,716 during the comparable period in 1999. This 360% increase is a result of the Company's increased efforts at selling licenses to third party operators and in servicing these licensing agreements.

Depreciation and Amortization. Depreciation and amortization expense totaled $30,871 during the nine months ended February 29, 2000 as compared to $1,769 for the comparable period in 1999. This increase of $29,102 was due primarily to the amortization of patent costs which were incurred subsequent to February 28, 1999. In addition, the Company continues to add equipment used by licensees through which the Company anticipates earning royalty fees.

Interest Expense. The company incurred $6,721 in interest expense during the nine months ended February 29, 2000 as compared with no interest expense during the comparable period in 1999. This increase is a result of borrowing incurred subsequent to February 28, 1999.

Income Taxes. The Company incurred $54,400 in income tax expense for the nine months ended February 29, 2000. The Company had no income tax expense for the comparable period in 1999 as it had incurred a loss during that period. This income tax provision has been reduced by the effects of the Company's utilizable net operating loss carryforward of approximately $237,000.

LIQUIDITY AND CAPITAL RESOURCES

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments the Company expects or anticipates will or may occur in the future, including such things as estimated future net expenditures (including the amount and nature thereof), business strategy and measures to implement this strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate to the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws and regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business of operations.

The Company was profitable during the nine months ended February 29, 2000, and anticipates that it will continue to be profitable for the remainder of the fiscal year ended May 31, 2000. Continued profitability is dependent on the Company's ability to continue to sell licensing agreements and to earn royalties for the use of its patented technologies. As of February 29, 2000, although the Company anticipates its current resources will be sufficient to finance the Company's continuing operations at its current level of operations, it is seeking and anticipates obtaining additional debt financing which will allow it to more rapidly expand its operations. The Company is currently negotiating and expects to receive a $2,500,000 loan, $1,500,000 of which will be used to acquire land and build a new corporate headquarters with the balance of $1,000,000 to be available for working capital on an as needed basis.

The Company's working capital requirements will depend upon numerous factors, including; the number of licensing agreements sold; the licensees ability to generate projects utilizing the their licensed technologies and their ability to pay royalty fees once these projects are generated; and the Company's administrative costs associated with the servicing of these licensing agreements.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended February 29, 2000 was $358,298. This use of cash in operations is attributable primarily to an $916,896 increase in accounts receivable offset in part by a $208,622 increase in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended February 29, 2000 was $18,386 consisting of equipment purchases.

Cash Flow From Financing Activities

Net cash provided by financing activates during the nine months ended February 29, 2000 was $386,131 consisting of $358,895 proceeds from the sale of stock and $27,236 in loan proceeds from related parties.

PART II OTHER INFORMATION

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended February 29, 2000, the Company sold 9,000 shares of its common stock in exercise of a stock option by a consultant. This transaction was valued at $36,000 of which $90 was received in cash and the balance was treated as consulting fees. In addition 14,083 shares were sold for $45,504 cash. The cash proceeds were used for working capital purposes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     International Cavitation Technologies, Inc.

Date: April 19, 2000                 /s/ Dave Shroff, Chairman and
                                         Chief Executive Officer