Form 10KSB
period 2000-05-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2000-09-13
CIK 313109

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                [X]Annual Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                         Fiscal Year ended May 31, 2000

               [ ] Transition report under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the transition period from _______ to _________
                         Commission file number 0-28318

                   International Cavitation Technologies, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Colorado                                               84-0768695
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                             12407 S. Memorial Drive
                              Bixby, Oklahoma 74008
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (918) 369-5950
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:  NONE
Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

        State the issuer's revenues for its most recent fiscal year: $
        The aggregate market value of the Common Stock held by non-affiliates of the issuer has been indeterminable within the last 60 days as there has been no market for such Common Stock.

        The number of shares outstanding of the issuer's Common Stock as of August , 2000, was 9,650,753.

        Transitional Small Business Disclosure Format (check one):

        Yes [ ] No [X]

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.

                         2000 Form 10-KSB Annual Report

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

      5.  Market for Common Equity and Related Stockholder Matters

      6.  Management's Discussion and Analysis

      7.  Financial Statements and Supplementary Data

      8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    Part III

      9.  Directors,  Executive  Officers,   Promoters   and  Control   Persons:
          Compliance with Section 16(a) of the Exchange Act

      10. Executive Compensation

      11. Security Ownership of Certain Beneficial Owners and Management

      12. Certain Relationships and Related Transactions

      13. Exhibits and Reports on Form 8-K

          Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        International Cavitation Technologies, Inc. (the "Company) utilizes technology to perform environmental remediation and to enhance the recovery of natural resources. The Company also licenses its Ion Collider technology to third parties. It's primary assets consist of five patents and know-how related to Ion Collider technology. The Ion Collider is a device/technology that permanently affects the molecular structure of all organic fluids, gases and liquids. In its simplest form, the Ion Collider exists as a coaxial tube, in which fluids of gas flow into the inner tube and exits into the outer tube via perforations. The perforations in the inner tube cause jets of the liquid or gas to impact the outer tube via perforations. The jets impact a copper catalyst (lining the interior of the outer tube) while simultaneously reaching a point of minimal pressure, thereby inducing vaporization of the media. As the bubbles move toward the area of higher pressure, they collapse and induce areas of locally high temperatures and pressures. This rapid creation and collapse of bubbles, or cavitation, coupled with the copper catalyst cause the medium to undergo thermal, electrical and sonochemical reactions within the device. Together, these reactions affect the molecular structure of the medium in a manner that, depending on the original nature of the liquid or gas being treated, produces beneficial effects that include:

1.      Changes in viscosity
2.      Greater volatility
3.      Enhanced lubricity
4.      Enhanced molecular homogeneity
5.      Reduction  or  elimination  of  nonhomogenous   materials  entrained  or
        emulsified in the  medium
6.      Enhanced  heat  exchange  properties
7.      Greater  combustion efficiencies
8.      Separation of dissimilar components

        From 1993 to September of 1998, the Company was inactive. On September 30, 1998, the Company acquired all of the outstanding Common Stock and common stock purchase warrants of Ion Collider Technologies, Inc ("ICT") in exchange for 8,625,000 shares of the Company's Common Stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's Common Stock at $1.166664 per share at anytime until June 1, 2008.

        Since the September, 1998 acquisition, the Company's activities have consisted primarily of the development of its Ion Collider technolgy and the licensing of the technology to third parties. Effective May 31, 1999, the Company acquired all of the capital stock of an affiliated entity, Big Blue Inc., 50,000 shares of the Company's Common Stock. Prior to its acquisition, Big Blue performed various environmental remediation and consulting services for third parties utilizing technology licensed to it by ICT. This licensing agreement went into effect on January 1, 1999, and called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement.

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

OPERATIONS

        The Company utilizes the Ion Collider technology for environmental remediation and enhancement of natural resource recovery. The Company's goal is to oversee commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

        The Company entered into a licensing agreement with Big Blue which went into effect on January 1, 1999, and called for the Company to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, the Company earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. This licensing agreement was terminated on May 31, 1999, the date Big Blue was acquired by the Company.

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

        Due to the reliability and versatility of the technology, the Company believes it can favorably compete against other technologies. In addition, contaminated soils being treated by the Ion Collider undergo a shorter processing time, yet provide a minimal remaining pollutant concentration. The Company intends to leverage these and other competitive advantages to capture market share. In order to maintain the delicate balance between gaining market share and losing control of the technology, the Company will limit the number of licensing and partnership agreements upon which it will enter.

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

        Because of its similarities to soil remediation, a similar strategy will be used to develop and commercialize the Ion Collider in the dredging industry. However, the Company intends to direct further resources into research and development of this application through more intense testing via pilot projects. Even during the developmental stages of this application, the demand for the technology's low-cost efficiency has already been evidenced by the number of industry participants who have contacted the Company regarding potential partnerships.

        The Company intends to assess the key participants within the dredging industry, based upon market share, geographical reach, as well as growth potential, in order to determine both the number and recipients of licenses. Additionally, the Company will seek partnering arrangements in the form of distribution arrangements, joint ventures, and/or manufacturing relationships.

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

        The Company has identified water treatment as an application in which it will invest significant resources to further develop and apply the technology. The industry is expected to grow at a rate of 15 percent within the next several years, during which time the Company will identify key strategic partners in both drinking water and industrial markets with whom it will form strategic alliances via licensing or joint-venturing relationships.

Enhanced Oil Recovery

        The Ion Collider device used in enhanced oil recovery has been developed over the last ten years. By applying this compact, easy-to-install add-on to the end of a down-hole pump, production problems associated with paraffin buildup, scale, corrosion, water and oil emulsion are virtually eliminated. In addition, testing has shown that the Ion Collider also releases, or separates, the entrained gases in the oil. In the future, the Company expects to expend significant resources in further developing and commercializing this application.

Other Applications

        As the commercialization process further develops for soil remediation and dredging, and begins for water treatment and enhanced oil recovery applications, the Company will reallocate research and development resources to the remaining applications. One of the key objectives which management has deemed vital to ensuring growth and profitability is to introduce and develop at least 1.5 applications each year.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," "intends" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following:

        - The Company is an early-stage company with a limited operating history and a history of losses. Management expects to encounter risks and difficulties frequently faced by early-stage companies in new and rapidly evolving markets.

        - As a result of the Company's limited operating history, historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations is not available.

        -      The Company's business model is evolving and unproven.

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


ITEM 2.  DESCRIPTION OF PROPERTY

       Since September 1998, the Company's administrative offices have been located at 12407 S. Memorial Drive, Bixby, Oklahoma 74008.

        The Company owns five patents on which it is currently earning licensing fees. In addition, it owns various trucks and equipment which utilize the Company's patented technology to perform various environmental remediation services on a contract basis for unrelated third parties.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        During the recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is quoted Over The Counter, Bulletin Board, under the symbol "ICTK." At August 25, 2000, the bid price for the Company's Common Stock was $1.187.

       The table below sets forth for the periods indicated the high and low bid quotations as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                      Quarter         High           Low
                                      -------         ----           ---

Fiscal Year Ended May 31, 1999         First         $1.125         $0.125
                                       Second        $1.687         $0.125
                                       Third         $7.875         $1.750
                                       Fourth        $7.875         $4.000

Fiscal Year Ended May 31, 2000         First         $7.000         $4.000
                                       Second        $7.000         $4.000
                                       Third         $5.250         $3.000
                                       Fourth        $4.500         $1.995

        Since its inception the Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

       At May 31, 2000, the Company had 1,026 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O. Box 65665, Salt Lake City, Utah 84165; telephone number (801) 485-5555.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        The Company discontinued operations in 1993 and was inactive until September 30, 1998, at which time it acquired all of the outstanding stock and stock warrants of the Company. The Company holds five patents, all of which were acquired in May, 1999. The Company entered into a licensing agreement with Big Blue effective January 1, 1999, which called for the Company to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, the Company earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. This licensing agreement was terminated on May 31, 1999, the date Big Blue was acquired by the Company. During the fiscal year ended May 31, 2000, Big Blue continued to perform remediation services for third parties and to sub license its technology to various third party licensees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As of May 31, 2000, the Company had consolidated assets of $858,845. The Company had $498,601 in shareholders' equity as of May 31, 2000, which represents an increase of $133,483 since May 31, 1999. This increase in net worth is attributable to the issuance of 126,615 share of stock for a total consideration of $424,696 less current year losses of $291,213.


COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2000 AND 1999

General
-------
During the fiscal year ended May 31, 2000, the Company enjoyed substantial growth in revenues along with a substantial increase in administrative expense resulting in a loss of $(291,213) as compared with a net loss for the previous year of $(255,669). An analysis of the components making up this change is as follows:

Revenues
--------
Revenues increase by 627% from $255,669 in 1999 to $1,860,408 in 2000. This increase is attributable primarily to the following factors: (1) Licensing fees income increased from $50,000 during 1999 to $962,500 in 2000 reflecting the Company's ability to license its technology to third parties (2) land remediation fees income increased from $254,138 in 1999 to $689,528 in 2000 reflecting increased land remediation activity at the Company level.

Cost of Revenues from Patented Technologies
-------------------------------------------
Cost of revenues from patented technologies increased by 257% from $164,020 in 1999 to $586,413 in 2000 primarily as a result of increased remediation services performed by the Company. Also included in the cost of revenues from patented technologies are the cost of certain Ion Colliders which were provided to licensees as part of the licensing fee.

Organizational and Patent Development Costs
-------------------------------------------
During 1999 the Company incurred $219,738 organizational and patent development costs. No such costs were incurred in 2000.

Administrative Expenses
-----------------------
Administrative  expenses  increased  from $94,359 in 1999 to $1,466,138 in 2000.
This increase reflects the Company's increased staffing levels and other administrative costs associated with obtaining and servicing its new sub licensees. Also included in administrative expense is $430,000 in bad debts expense associated with uncollected licensing fees.

Depreciation and Amortization
-----------------------------
Depreciation expense increased from $3,537 in 1999 to $41,218. This increase is due primarily to recording a full years amortization on patents costs in 2000.

Interest Expense
----------------
Interest expense decreased from $11,419 in 1999 to $7,852 in 2000. This increase is due primarily to the cost of factoring accounts receivable in 2000.

        Management anticipates that it will continue to have a profitable level of operations during the fiscal year ended May 31, 2001, by entering into various licensing agreements for the use of its technology with unrelated third parties and through soil remediation and other services provided directly to third parties utilizing the Company's patented technologies.

ITEM 7.  FINANCIAL STATEMENTS

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2000



                                     ASSETS

Current assets:
     Accounts receivable, net of allowance for
       doubtful accounts of $430,000                               $  507,085
     Prepaid expenses                                                  47,170
                                                                    ---------

         Total current assets                                         554,255
                                                                    ---------
Equipment and patents, at cost
     Equipment                                                        184,506
     Patents                                                          260,627
                                                                    ---------
                                                                      445,133
     Less accumulated depreciation and amortization                  (148,443)
                                                                    ---------

                                                                      296,690
     -------------

Deposits                                                                7,900
                                                                    ---------

Total assets                                                       $  858,845
                                                                    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                $      164
     Accounts payable                                                 185,278
     Payables to related parties                                       48,937
     Accrued liabilities                                               38,365
     Notes Payable                                                     87,500
                                                                    ---------

         Total current liabilities                                    360,244
                                                                    ---------
Stockholders' equity

     Common stock $.001 par value, 50,000,000 shares
         authorized, 9,650,753 shares issued and outstanding            9,650
     Paid in capital                                                1,561,585
     Retained earnings (deficit)                                   (1,072,634)
                                                                    ---------

                                                                      498,601
                                                                    ---------

Total liabilities and stockholders' equity                         $  858,845
                                                                    =========

         The accompanying notes are an integral part of this statement.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999




                                                        2000           1999
                                                     ----------     ----------


Revenues from patent technologies                    $1,860,408     $  255,669


Costs and expenses:
      Cost of revenues from patent technologies         586,413        164,020
      Organizational and patent development cost              -        219,738
      Administrative expense                          1,466,138         94,359
      Depreciation and amortization                      41,218          3,537
      Interest expense                                   57,852         11,519
                                                     ----------     ----------

                                                      2,151,621        493,173
                                                     ----------     ----------

Net income (loss)                                    $ (291,213)    $ (237,504)
                                                     ==========     ==========
Income (loss) per common share
  Basic                                              $     (.03)    $     (.04)
                                                     ==========     ==========
  Diluted                                            $     (.03)    $     (.03)
                                                     ==========     ==========



        The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                                        2000           1999
                                                     ----------     ----------

Cash Flows from Operating Activities:
     Net loss                                        $(291,213)     $ (237,504)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                  41,218           3,537
         Bad debt expense                              442,576               -
         Changes in operating assets and
         liabilities:
            (Increase) Decrease in-
               Accounts receivable                    (777,717)       (370,730)
               Prepaid expenses                        (47,570)              -
               Advances to related parties               3,521          (2,515)
               Accrued interest receivable             (18,875)              -
            Increase (Decrease) in-
               Accounts payable and accrued expenses   240,855           6,310

                                                     ---------      ----------

         Net cash (used in) operating activities      (407,205)       (600,902)
                                                     ---------      ----------

Cash Flows from Investing Activities:
     (Purchases) of patents and equipment              (11,168)       (224,764)
     (Increase) in deposits                             (7,900)              -
                                                     ---------      ----------

         Net cash (used in) investing activities       (19,068)       (224,764)
                                                     ---------      ----------

Cash Flows from Financing Activities:
     Sale of common stock                              424,432         739,682
     Loan proceeds                                           -          87,500
     Loan principal payments                            (5,265)              -
                                                     ---------      ----------

         Net cash provided by financing activities     419,167         827,182
                                                     ---------      ----------

Net(decrease)increase in cash                           (7,106)          1,516
Cash, beginning of year                                  6,942               -
Subsidiary cash acquired                                                 5,426
                                                     ---------      ----------
Cash (Overdraft), end of year                        $    (164)     $    6,942
                                                     =========      ==========

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                        2000           1999
                                                     ----------     ----------

Supplemental Disclosure of Cash Flow Information -
     Prepaid consulting fees paid with common stock  $ 143,640      $       -
     Patents acquired for issuance of common stock   $       -      $  34,124
                                                     =========      =========
     Acquisition of net assets of subsidiary:
         Cash                                                -          5,426
         Accounts receivable                                 -        153,069
         Employee advances                                   -          1,006
         Equipment, net of depreciation                      -         70,888
         Accounts payable to related parties                 -       (370,730)
         Other accounts payable                              -         (6,888)
         Notes payable                                       -         (5,264)
                                                     ---------      ---------
                                                     $       -      $(152,493)
                                                     =========      =========

        The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                       Common Stock       Additional
                                   -------------------     Paid-in      Retained     Total
                                     Shares    Amount      Capital      Deficit      Equity
                                   ----------  -------    ----------   ---------   -----------


Balance, May 31, 1998               2,705,500  $ 2,705    $  522,521   $(543,917)  $  (18,691)

Effects of 4:1 reverse stock
  split on December 2, 1998        (2,029,125)  (2,029)        2,029           -            -

  Issued in exchange for 100%
  of acquired subsidiary's
  outstanding stock                 8,625,000    8,625       275,499           -       284,124

  Issued for cash, $.01 per share       8,000        8            72           -            80

  Issued in exchange for payable
  due at $.44 per share                43,038       43        18,647           -        18,690

  Issued in exchange for payable
    due at $4 per share                75,620       76       302,416           -       302,492

  Issued in exchange for
    subsidiaries' payables due
    at $4 per share                    42,105       42       168,378           -       168,420

  Issued in connection with
    purchase of subsidiary at
    $0 per share                       50,000       50           (50)          -             -

  To reflect deficit net
    worth of acquired subsidiary            -        -      (152,493)          -      (152,493)

  Net loss                                  -        -             -    (237,504)     (237,504)
                                   ----------  -------   -----------   ---------   -----------
Balance, May 31, 1999               9,520,138  $ 9,520   $ 1,137,019   $(781,421)  $   365,118

    Issued for cash                    83,516       83       236,219                   236,302

    Issued in accordance with
        Stock option plan              36,000       36       143,964                   144,000

    Issued in exchange for debt        11,099       11        44,383                    44,394

    Net loss                                                            (291,213)     (291,213)
                                   ----------  -------   -----------   ---------   -----------
----------
Balance, May 31, 2000               9,650,753  $ 9,650    $1,561,585 $(1,072,634)  $   498,601
                                   ==========  =======    ==========   =========   ===========

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999



NOTE 1.  ORGANIZATION

International Cavitation Technologies, Inc. (the "Company") was incorporated as Yellow Gold Of Cripple Creek, Inc.(Yellow Gold) under the laws of the State of Colorado on August 24, 1936. The Company was involved in various mining activities over the years, none of which proved successful. During 1953, the Company discontinued all operations and had no significant revenues from any activity until September 1998 and was classified as a development stage company. For the period during the development stage of the Company from August 1953 through August 31, 1998, the Company had accumulated losses of $543,917.

On December 2, 1998, the shareholders voted to change the Company's name to International Cavitation Technologies, Inc. from Yellow Gold Of Cripple Creek, Inc.

Acquisition of Ion Collider Technologies, Ltd.
----------------------------------------------
On September 30, 1998, the Company acquired all of the outstanding common stock and common stock purchase warrants of Ion Collider Technologies, Ltd. ("ICT") a Colorado corporation, in a business combination accounted for as a pooling of interests. ICT became a wholly owned subsidiary of the Company through the exchange for the issuance, after taking into account the one-for-four reverse stock split described in Note 6 below, of 8,625,000 shares of its common stock and 3,000,000 common stock purchase warrants. Each warrant is exercisable to purchase one share of the Company's common stock for $1.166664 per share anytime until June 1, 2008. The accompanying financial statements for the fiscal year ended May 31, 1999 are based on the assumption that the companies were combined for the full year. Subsequent to this transaction, ITC's former shareholders owned approximately 93% of the Company's outstanding common stock.

ICT owns five patents for the use of ion collider technology to separate particles from liquids, for soil remediation, to enhance the recovery of crude oil, to increase the amount of hydrocarbons recoverable from underground reservoirs, and for water clarification.

The Company's goal is to oversee the commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

Acquisition of Big Blue, Inc.
-----------------------------

Subsequent to the merger mentioned above, the Company acquired Big Blue, Inc. which was a party to an Asset Purchase Agreement entered into on September 21, 1998 between ICT and various companies and individuals controlled by the now chief executive officer of the Company. This agreement called for ICT to acquire for common stock the patents mentioned above, which had certain license and other conditions previously agreed to by the former owners of the patents, and in the future assets of companies participating in the sale of the patents to ICT for $220,000. Effective May 31, 1999, the Company exercised it option and purchased Big Blue, Inc. and acquired the entire ownership of the patents.

After August 31, 1998, the Company agreed with Big Blue, Inc. to share in 90% of the net income generated by Big Blue, Inc. in connection with the use of this technology. This arrangement allowed the Company to develop its technology through the use of its patents and terminated the development stage of the Company. Big Blue sustained a loss in its operations up to the time of its acquisition by the Company which was treated as a purchase transaction for accounting purposes. Losses sustained by Big Blue prior to the date of acquisition by the Company are not reflected in the reported operations of the Company.

During the fiscal year ended May 31, 2000, the Company performed environmental remediation services and granted licenses to third parties.

NOTE 2. ACCOUNTING POLICIES

Consolidation Policies
----------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ICT and Big Blue, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at May 31, 2000.

Accounts Receivable
-------------------
Accounts receivable represents amounts due for licensing fees granted, environmental remediation services performed, and consulting services rendered. An allowance for bad debts of $430,000 has been established for the year ended May 31, 2000. For financial reporting purposes, receivables that do not bear interest and are due in excess of 30 days from the billing date are discounted to reflect the imputed interest.

Big Blue, from time to time, sells accounts receivable on a non-recourse basis to a funding corporation. The excess of the recorded values of the accounts receivable sold over funds received upon their sale has been recorded in the accompanying statement of operations as interest expense. No receivables were sold during the year ended May 31, 1999.

Equipment and Patents
---------------------
Equipment consists primarily of items used by Big Blue in its employment of the patented technology. These items are recorded at cost and are being amortized over seven years. The cost of the patents acquired is recorded at predecessor cost for common shares issued in the acquisition, and the additional cash cost to purchase the patents for $220,000. Costs incurred in applying for and recording patents are capitalized to patent cost as they are incurred. Amortization is recorded over the remaining patent life of approximately fifteen years.

INCOME TAXES
-------------
Due to the change in ownership which occurred in connection with the acquisition of ICT, the Company can no longer utilize any of its net operating loss carryforwards of approximately $186,000 at May 31, 1998. Nor can the Company utilize any of its net operation loss carryforwards from Big Blue, Inc. of approximately $151,000 which Big Blue incurred prior to its acquisition by the Company on May 31, 1999. As of May 31, 2000 the Company has usable net operating loss carryforwards of approximately $150,000. No deferred tax assets have been recorded for financial reporting purposes as the utilization of these loss carryforwards is dependant on future profitable operations.

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

3.    JOINT VENTURES AND SUB-LICENSING AGREEMENTS

Aqua Terra Technologies
-----------------------
During August of 1999, Big Blue entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). Pursuant to the Agreement, Big Blue granted ATT a non-exclusive license in the state of California to use the Company's patent rights and technology for environmental remediation and hydrocarbon enhancement purposes. Upon execution of the Agreement, AT contributed $300,000 in cash to ATT, and ATT paid Big Blue a one-time licensing fee of $200,000. As further consideration for the license, ATT will pay Big Blue a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludge treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of ATT's profit or loss.


Scandinavian Cavitation Technologies AB
---------------------------------------
On February 25, 2000, Big Blue entered into a license agreement with Scandinavian Cavitation Technologies AB ("SCT"), with principal offices located in Helsingborg, Sweden. This licensing agreement grants the exclusive use of the Company's patented technologies for the remediation of hydrocarbon contaminated soil and water in Sweden, Finland, Norway and Denmark for a period of up to 10 years to SCT in exchange for a licensing fee of $200,000. This licensing fee is to be paid $50,000 on or before April 15, 2000, $50,000 within seven days after SCT has reached the standards required by its first customer, and the balance of $100,000 shall be paid solely from project revenues at the rate of $5.00 per ton of soil remediated. In addition, Big Blue is to receive royalty fees equal to 12% of SCT's gross revenues with a guaranteed minimum royalty fee of $3.50 per ton on treated soil and $.005 per gallon on treated water. For financial reporting purposes, only $50,000 of this licensing fee was recognized as licensing fee income as of May 31, 2000, as all the events test has not yet been met on the balance of this license fee.

In addition to the above described licensing agreement with SCT, Big Blue also entered into a joint venture agreement whereby by, among other things, Big Blue is to receive a 20% interest in SCT in exchange for the contribution of 3 ion collider units.

Hot Spot Technologies
---------------------
On November 29, 1999, Big Blue entered into two non-exclusive sub-licensing agreements with Hot Spot Technologies, Inc. ("Hot Spot"). Each agreement is for a period of five years and calls for up front licensing fees totaling $450,000 and royalty payments as detailed below:


        Soil remediation - The greater of 12% of gross revenues derived from the use of the licensed technology less direct labor, equipment rentals, and chemicals associated with the job, or $3.50 per ton of soil remediated.

        Water remediation - The greater of 12% of gross revenues derived from the use of the licensed technology less direct labor, equipment rentals, and chemicals associated with the job, or $.005 per gallon of water remediated.

As additional royalty consideration, under the agreement, Big Blue is entitled to a fee equal to 20% of Hot Spot's annual net revenues.

The $450,000 initial licensing fees are to be paid $20,000 at closing, which monies were collected during the year ended May 31, 2000, with the balance to be paid on a monthly basis in an amount equal to 10% of gross revenues less direct labor, equipment rentals, and chemicals associated with the revenues. Any unpaid balance would be due on November 29, 2000. The unpaid portion of these licensing fees totaled $430,000 at May 31, 2000, and bear interest at the rate of 6% per annum. The entire amount of the licensing fee has been recognized as income in the accompanying statement of operations for the year ended May 31, 2000.


GoodEarth Recycling Corporation
-------------------------------
On February 25, 2000, the Company entered into a sub-license agreement with GoodEarth Recycling Corporation ("GER"), a Georgia corporation. This exclusive sub-licensing agreement has a term of up to 10 years and covers the eastern one-half of Tennessee, the eastern one-half of Alabama, and all of Georgia. Additionally, the agreement calls for a licensing fee of $100,000 and a royalty fee of 12% of gross job revenues. $15,000 of this sub-licensing fee was collected and recognized as revenue during the fiscal year ended May 31, 2000. The balance due of $85,000 is to be paid solely from project revenues at the rate of $5 per ton of soil processed.

Northeast Engineers and Consultants, Inc.
-----------------------------------------
On February 29, 2000, Big Blue entered into a sub-license agreement with Northeast Engineers and Consultants, Inc. ("NE&C"), a Rhode Island corporation. This sub-licensing agreement covers Rhode Island, Connecticut, Massachusetts, Vermont, New Hampshire, and Maine. This agreement calls for a licensing fee of $275,000 and royalty payments equal to 12% of gross job revenues with a minimum royalty fee of $4.00 per ton on soils treated and $.005 per gallon on water treated. This licensing fee is to be paid in full on or before February 28, 2001. For financial reporting purposes, this licensing fee receivable was discounted by $27,500 to reflect imputed interest. This discount is being amortized to interest income over the twelve months ended February 28, 2001.

Ground Floor Capital, L.C.
--------------------------
On March 21, 2000, the Company entered into a licensing agreement with Ground Floor Capital, L.C. ("GFC"), with principal offices located in Naples, Florida. This five-year licensing agreement grants exclusive world-wide rights for use of the Company's patented technologies in the fields of air conditioning compressors, refrigerant gases, and air conditioning fuel applications. The agreement calls for royalty payments equal to 15% of all gross revenues generated by GFC's use of the licensed technology and contains options for five-year extensions.

Richard K. Ruldolph
-------------------
On January 31, 2000, the Company entered into a licensing agreement with Richard
K. Rudulph located in Naples, Florida. This agreement has a five-year term and covers the territory of Kuwait. In addition, the agreement calls for royalty payments equal to 5% of all gross revenues generated by Ruldolph's use of the licensed technology and contains options for five-year extensions.

NOTE 4. GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiaries do not have significant cash. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of attempting to raise additional capital and believes that there is a substantial market for the Company's technology.

NOTE 5. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2000, certain officers and shareholders advanced cash to the Company in order to fund operations. Amounts advanced to the Company but not repaid as of May 31, 2000, are included in the accompanying balance sheet as accounts payable - related parties. During that same time period, Big Blue sold chemicals and colliders to a joint venture in which it has a 20% ownership interest. These sales totaled approximately $82,000.


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

NOTE 6.  REVERSE STOCK SPLIT

On December 2, 1998, the shareholders of the Company approved a reverse stock split of one-for-four shares. The financial statements have been adjusted to reflect these reverse stock splits.

NOTE 7. WARRANTS AND STOCK OPTIONS

Stock Warrants
--------------
As of May 31, 2000, after the one-for-four stock split discussed in Note 6, 3,045,000 stock warrants remain unexercised. The terms of these warrants to purchase common stock are described below:

               Number        Conversion Price             Expiration
               ------        ----------------             ----------

             3,000,000        $1.17 per share              June 2008
                45,000        $4.00 per share              June 2003

Stock Options
-------------
The Company maintains a non-qualified stock option plan (the "Plan") to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company has set aside 125,000 shares (after taking into consideration the previously discussed reverse stock split) for such a plan. The price of the options are to be determined by the Board of Directors and are set to expire five years from the Plan's adoption.

During the year ended May 31, 1999, 8,000 shares were optioned and exercised at $.01 per share for cash.

During September and December of 1999, a total of 36,000 shares were optioned and exercised at $.01 per share for cash. These transactions were valued at $144,000 with $143,640 treated as prepaid consulting fees which are being amortized over twelve months. As of May 31, 2000, the Company had remaining unamortized consulting fees of $47,170.

NOTE 8.  EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                               For the Year Ended May 31, 1999
                                              ---------------------------------
                                               Income      Shares     Per Share
                                              --------   ---------    ---------
Basic:
  Income (loss) attributable to common stock $(291,213)   9,572,765    $  (.03)
                                                                       =======
Effect of Dilutive Securities:
  Warrants outstanding                               -    1,793,814
                                              --------   ----------
Diluted:
  Income (loss) attributable to common stock
    after assumed dilutions                  $(291,213)  11,366,579    $  (.03)
                                              ========   ==========    =======


                                               For the Year Ended May 31, 2000
                                              ---------------------------------
                                                Income      Shares     Per Share
                                              ---------   ---------    ---------

Basic:
  Income (loss) attributable to common stock  $(237,504)  6,460,000     $  (.04)
                                                                        =======
Effect of Dilutive Securities:
  Warrants outstanding                                -     660,000
                                              ---------   ---------
Diluted:
  Income (loss) attributable to common stock
    after assumed dilutions                   $(237,504)  7,120,000     $  (.03)
                                              =========   =========     =======

Common stock equivalents not included in the calculation of diluted earnings per share above consists of 45,000 warrants issued to an individual. This potential common stock was not considered in the calculation due to its anti-dilutive effect during the periods presented.

NOTE 9. LEASE COMMITMENTS

Big Blue is leasing three automobiles under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2000. Required payments for each of the next five years and in the aggregate are:

               Fiscal year ended May 31,

                      2001                    $ 26,639
                      2002                      15,415
                      2003                       6,902
                                              --------

                      Total payments          $ 48,956
                                              ========

NOTE 10.  NOTES PAYABLE

Notes payable consist of the following callable notes at May 31, 2000:


10% Note due by Company to Market Media                              $  50,000

10% Note payable to McKinley Capital
    This note has a call to be paid should the ICT
    obtain financing of $250,000                                        37,500
                                                                     ---------

                                                                     $  87,500
                                                                     =========

NOTE 11.  INCOME TAXES

At May 31, 2000, the Company had certain timing differences which gave rise to a net deferred tax asset, all of which was reserved by a valuation allowance. The components of that net deferred tax asset were as follows:

        Net operating loss carryforward                         $193,286

        Less valuation allowance                                (193,286)
                                                                --------
        Net deferred tax asset                                  $      -
                                                                ========

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

GENERAL

       The following table sets forth as of August 25, 2000, the name, age, and positions of the executive officers and directors of the Company and the term of office of such directors:

    NAME                    AGE      POSITION(S)              DIRECTOR SINCE
    ----                    ---      -----------              --------------

    David N. Shroff         51      Director and Chief        September 1998
                                      Executive officer

    Monroe A. Ashworth III  58        President

    William W. Rippetoe     52      Director, Secretary
                                      and Treasurer          September 1998

    William C DiAngelo              Director

       Each of the directors is elected to hold office until the next annual meeting of the shareholders or until removed. Annual meetings of the shareholders are to be held on the third Tuesday of September. The Company has no audit or compensation committees.

       Set forth below is certain biographical information regarding the Company's current executive officers and directors:

DAVID N. SHROFF, the Company's chief executive officer and director, received a Bachelor of Science Degree from Oklahoma State University in engineering and fluid design. He first worked as an engineer for Gulf Oil Corporation and was later senior manager and assistant to the vice-president of Cities Service Pipeline. Later, while serving as vice president of Dalco Petroleum Company, he participated in taking the Company public through a reverse merger. In 1982, Mr. Shroff founded and managed CAM Energy Corporation, which evaluated and acquired various oil and gas properties in Texas, Oklahoma, and New Mexico. He has since served as an executive at Penn Pacific Corporation, a public oil and gas exploration company, and Tierra Environmental Corporation before co-founding Big Blue, Inc. in 1994. From 1994 to September 1998, Mr. Shroff served as chairman of the board and vice-president of Big Blue, Inc. In September of 1998, Mr. Shroff was elected president of International Cavitation Technologies, Inc. and served in this capacity until February 2000 when he was promoted to chief executive officer. Mr. Shroff is co-inventor of the Ion Collider technology utilized by the Company and is responsible for the day-to-day operations of the Company including the design and manufacture of various types of ion colliders and the implementation of the technology in various business applications.

MONROE ASHWORTH III, the Company's president received a Bachelors in Mathematics and Physics from the University of Texas. He has over 35 years of experience in the oil and gas engineering, explorations, and production industry, with 25 years of management at both the division and corporate levels. Mr. Ashworth's worked for The Superior Oil Company and its successor Mobil Oil Corporation from 1968 to 1985 duing which his responsibilities included strategic planning, research and development, budgets and finance, acquisitions, land management, exploration and production of both oil and natural gas, as well as supply and transportation. From 1985 to 1989,

Mr. Monroe worked for Meridian Oil Inc. where he served as corporate land manager and the exploration coordinator. From 1989 to 2000, Mr. Ashworth has served as vice president for exploration and development of Falcon Seaboard. In February of 2000, Mr. Ashworth was elected president of International Cavitation Technologies, Inc. replacing Mr. Dave Shroff who assumed the position of chief executive officers at that time.


WILLIAM W. RIPPETOE, the Company's secretary and treasurer, received a Bachelor of Science degree from Western New Mexico University and a Master's degree in
Science Education from New Mexico State University. Mr. Rippetoe has been involved in the remediation industry for the past ten years. In 1991, Mr. Rippetoe founded and served as Vice-President of Dichlor Chemical Company, where he was charged with research, development, and deployment of innovative chemicals and biotechnologies as well as the remediation of contaminated soils and water. From 1992 to 1994, Mr. Rippetoe served as president of Tierra Environmental Corporation. Mr. Rippetoe co-founded Big Blue, Inc. and served as its president from 1994 to September of 1998. In September of 1998, Mr. Rippetoe became Secretary and Treasurer of International Cavitation
Technologies, Inc. Mr. Rippetoe is co-inventor of the Ion Collider technology utilized by the Company and is responsible for the development and application of the technology to the environmental services business.

MR WILLIAM C D'ANGELO, is a director and consultant to the Company. He has over twenty years of intensive experience in the management of environmental, engineering, industrial services and construction businesses. Having formed five start-up environmental companies, all of which have grown successfully, he has had extensive hands-on experience in operations, finance, sales and marketing, and environmental program management. Mr. D'Angelo's prior experience in operations includes founding and serving as President of Kaselaan & D'Angelo Associates, a nationally renowned environmental and consulting conglomerate. Additional experience includes the development, financing, design and construction management of a $25 million hazardous waste treatment facility utilizing thermal treatment technology. International experience includes the development of environmental projects in Europe, Mexico, South America and the Middle East. Mr. D'Angelo was appointed by President George Bush in 1992 to the Leadership Committee of the Business Industry Council, and in 1990 was appointed by New Jersey Governor James Florio to the Department of Environmental
Protection and Energy, Clean Air Council. Additionally, Mr. D'Angelo has identified, actively participated or led over a dozen mergers and acquisitions in the environmental services and technology fields. His responsibilities includedboth public and private market transactions concerning operating capital, asset finance, mezzanine and long-term debt. In his twenty year environmental career, Mr. D'Angelo has successfully utilized new technologies to rapidly grow environmental service businesses.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth summary information regarding the compensation paid to its executive officers. Information as to compensation of other executive officers is not presented because no person's combined compensation exceeded $100,000 during the reporting periods.

           SUMMARY OF COMPENSATION TABLE

Name and Current             Year ended     Consulting
Principal Position           May 31,           Fees        Salary       Total
-----------------------      ----------     ----------     ------      --------

David N. Shroff,               2000         $ 101,323      $12,000     $113,323
Chief Executive Officer        1999         $  59,000            -       59,000
                               1998         $       -            -            -

William Rippetoe               2000         $ 102,525      $12,000     $114,525
Secretary Treasurer            1999
                               1998

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of May 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                  Amount and Nature
Name and Address                    of Beneficial
of Beneficial Owner                 Ownership(1)           Percent of Class
-------------------               -----------------        ----------------
William W. Rippetoe                 2,731,475                    28.31%
10103 South Urbana
Tulsa, Oklahoma  74137

David N. Shroff                             0                        0%

Monroe A. Ashworth III                 20,000                     0.20%
39 N. Royal Fern Dr.
The Woodlands, Texas 77380

Gary J. McAdam (2)                     975,000                   10.11%
14 Red Tail Drive
Highlands Ranch, Colorado 80126

Carrie S. Shroff (3)                 1,800,000                   18.66%
545 South Sandusky Avenue
Tulsa, Oklahoma 74112

David N. Nemelka                     1,575,000                   16.33%
2662 Stonebury Loop Road
Springville, Utah 84663

Executive Officers and               2,751,475                   28.51%
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


        Effective May 31, 1999, the Company acquired all of the outstanding stock of Big Blue, Inc. in exchange for 50,000 shares of the Company's Common Stock. In accordance with generally accepted accounting principles, this acquisition was recorded at the predecessor's cost. Since Big Blue, Inc. had a deficit net worth of $286,124 as of May 31, 1999, it was necessary to reduce the Company's additional paid-in capital by this balance in consolidation. No value was assigned to the 50,000 shares of the Company's Common Stock issued in connection with this acquisition.

        During the fiscal year ended May 31, 1999, Universal Environmental Technologies, Inc. ("UET"), a company affiliated by common ownership, loaned the Company and its subsidiaries $357,347 all of which was converted to 89,337 shares of Common Stock subsequent to year end. In additional Growth Ventures, Inc. (a company affiliated by common ownership)loaned ICT $86,000 which was converted to 21,500 shares of the Company's common stock subsequent to year end, The May 31, 1999 financial statements reflect the effect of this conversion as of that date.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     International Cavitation Technologies, Inc.



Date: September 13,  2000            By /s/ David N. Shroff
                                        ----------------------------------------
                                        Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: September 13, 2000                /s/ David N. Shroff
                                        ----------------------------------------
                                        Director  and  Principal  Financial  and
                                        Accounting Officer