Form 10KSB/A
period 2000-05-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2000-10-06
CIK 313109

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 1 FOR FORM 10-KSB

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

        Since the September, 1998 acquisition, the Company's activities have consisted primarily of the development of its Ion Collider technolgy and the licensing of the technology to third parties. Effective May 31, 1999, the Company acquired all of the capital stock of an affiliated entity, Big Blue Inc. for 50,000 shares of the Company's Common Stock. Prior to its acquisition, Big Blue performed various environmental remediation and consulting services for third parties utilizing technology licensed to it by ICT. This licensing agreement went into effect on January 1, 1999, and called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, ICT earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of May 31, 2000, the Company had consolidated assets of $550,528 and a shareholders deficit of $(74,714). This shareholders deficit occurred in part due to the deferral of income recognition on $265,000 in sub licensing fees which the Company collected during the year. During the year ended May 31, 2000, the Company also entered into sub licensing agreements with three other sub licensee's for licensing fees totaling $512,000, none of which had been collected or recognized as income as of May 31, 2000. These licensing fees will not be recognized as income until such time as (a) the fees are collected and
(b) the sub licensees have commenced commercial operations utilizing the sub licensed technology.

During the fiscal year ended May 31, 2000, the Company generated a net loss from operations of $(791,529). This loss is attributable primarily to a substantial increase in administrative costs associated with sub licensing this technology and in administration of this technology on a commercial basis combined with the deferral of income recognition on the sub licensing agreements entered into during the year.

During the fiscal year ended May 31, 2000, the Company issued 165,615 shares of stock for consideration totaling $351,697.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2000 AND 1999

General
-------

During the fiscal year ended May 31, 200, the Company enjoyed substantial growth in revenues along with a substantial increase in administrative expenses resulting in a loss of $(791,519) which compares to a loss of $(237,504) for the previous year. Although the Company had substantial success in sub licensing its technology during the year, no sub licensing fee income was recognized for financial reporting purposes pending commencement of commercial operations of the sub licensees utilizing the sub licensed technology. An analysis of the components making up this change are as follows:

Revenues
--------

Revenues increase by 252% from $255,669 in 1999 to $899,033 in 2000. This increase is due primarily to an increase in land remediation fees income from $254, 138 in 1999 to $590,919 in 2000. The Company had $176,390 of chemicals and equipment sales during 2000.

Cost of Revenues From Patent Technologies
-----------------------------------------

The cost of revenues from patent technologies increased by 257% from $164,020 in 1999 to $586,413 in 2000. This is due primarily to an increase in land remediation services performed. Also included in this cost is the cost of chemicals and equipment sold during the year.

Organizational and Patent Development Costs
-------------------------------------------

During  1999  the  Company  incurred  $219,738  in  organizational   and  patent
development costs. No such costs were incurred in 2000.

Administrative Expenses
-----------------------

Administrative costs increased from $94,359 in 1999 to $1,005,079 in 2000. This reflects the Company's increased staffing levels and other administrative costs associated with obtaining and servicing its new sub licensees.

Depreciation and Amortization
-----------------------------

Depreciation expense increased from $3,537 in 1999 to $41,218 in 2000. This increase is due primarily to recording a full years amortization on patent costs in 2000. Fiscal 2000 also includes a full years depreciation on Big Blue equipments.

Interest Expense
----------------

Interest expense increased from $11,519 in 1999 to $57,852 in 2000. This increase is due primarily to the cost of factoring receivables in 2000. The receivables were factored on a non recourse basis and the factoring discount was taken to interest expense. No receivables were factored in 1999.

Liquidity and Capital Resources
-------------------------------

At May 31, 2000, the Company had a working capital deficit of $(107,804) and a shareholders deficit of $(74,714). However, the Company also had $265,000 in deferred revenues representing sub licensing fees which had been collected but not yet recognized as income. This deferred income will be recognized at such time as the sub licensees commence commercial operations utilizing the licensed technologies. The future success of the Company is dependent upon the Company's ability to get its sub licensee's to utilize their licensed technologies in commercial applications, and the Company's ability to generate profitable soil and water remediation projects on its own behalf.

Management is currently attempting to obtain additional financing through both the debt and equity markets. Should it fail to obtain such financing, it may not be able to survive as a going concern.

Management anticipates that it will reach a profitable level of operations during the fiscal year ending 2001 as its sub licensees begin commercial operations utilizing the Company's technology. This will allow the Company to recognize as income the licensing fees it has charged and in addition will generate ongoing royalty fee income from the sub licensees. Furthermore, management anticipates that the Company will continue to issue sub licenses covering its patented technologies to companies in geographic areas not currently covered by sub licensing agreements. The Company also anticipates increasing it's own soil and water remediation activities during the coming year.

ITEM 7.  FINANCIAL STATEMENTS





                          Independent Auditors' Report


To  the  Board  of  Directors  and  Stockholders  of  International   Cavitation
Technologies, Inc., (formerly Yellow Gold of Cripple Creek, Inc.)

We have audited the accompanying consolidated balance sheet of International Cavitation Technologies, Inc. as of May 31, 2000, and statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Cavitation Technologies, Inc. at May 31, 2000, and the results of its consolidated operations, changes in stockholders' equity and its cash flows for the years ended May 31, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has experienced substantial operating losses in order to establish the viability of its patents, cash flows from operations have been inadequate to support the Company's existence, stockholders' equity is in a deficit position, and current liabilities are larger than current assets by $107,804. Accordingly, the Company's current financial position raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Oklahoma City, Oklahoma
October 5, 2000


/s/HOGAN & SLOVACEK

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2000



                                     ASSETS

Current assets:
     Accounts receivable                                           $  240,710
     Prepaid expenses                                                  11,728
                                                                    ---------

         Total current assets                                         252,438
                                                                    ---------
Equipment and patents, at cost
     Equipment                                                        178,006
     Patents                                                          260,627
                                                                    ---------
                                                                      438,633
     Less accumulated depreciation and amortization                  (148,443)
                                                                    ---------

                                                                      290,190
                                                                    ---------

Deposits                                                                7,900
                                                                    ---------

Total assets                                                       $  550,528
                                                                    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                $      162
     Accounts payable                                                 185,278
     Payables to related parties                                       48,937
     Accrued liabilities                                               38,365
     Notes Payable                                                     87,500
                                                                    ---------

         Total current liabilities                                    360,242
                                                                    ---------

Deferred revenue                                                      265,000

Committements                                                               -

Stockholders' equity
     Common stock $.001 par value, 50,000,000 shares
         authorized, 9,682,753 shares issued and outstanding            9,686
     Paid in capital                                                1,488,550
     Retained earnings (deficit)                                   (1,572,950)
                                                                    ---------

                                                                      (74,714)
                                                                    ---------

Total liabilities and stockholders' equity                         $  550,528
                                                                    =========

         The accompanying notes are an integral part of this statement.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999




                                                        2000           1999
                                                     ----------     ----------


Revenues from patent technologies                    $  899,033     $  255,669


Costs and expenses:
      Cost of revenues from patent technologies         586,413        164,020
      Organizational and patent development cost              -        219,738
      Administrative expense                          1,005,079         94,359
      Depreciation and amortization                      41,218          3,537
      Interest expense                                   57,852         11,519
                                                     ----------     ----------

                                                      1,690,562        493,173
                                                     ----------     ----------

Net income (loss)                                    $ (791,529)    $ (237,504)
                                                     ==========     ==========
Income (loss) per common share
  Basic                                              $     (.08)    $     (.04)
                                                     ==========     ==========
  Diluted                                            $     (.07)    $     (.03)
                                                     ==========     ==========



        The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                                        2000           1999
                                                     ----------     ----------

Cash Flows from Operating Activities:
     Net loss                                        $(791,529)     $ (237,504)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                  41,218           3,537
         Bad debt expense                               12,576               -
         Expenses and payables paid with stock         115,394               -
         Changes in operating assets and
         liabilities:
            (Increase) Decrease in-
               Accounts receivable                    (100,217)       (370,730)
               Prepaid expenses                        (11,628)              -
               Advances to related parties               3,521          (2,515)
            Increase (Decrease) in-
               Accounts payable and accrued expenses   240,855           6,310
               Deferred revenue                        265,000               -
                                                     ---------      ----------

         Net cash (used in) operating activities      (224,810)       (600,902)
                                                     ---------      ----------

Cash Flows from Investing Activities:
     (Purchases) of patents and equipment               (5,432)       (224,764)
     (Increase) in deposits                             (7,900)              -
                                                     ---------      ----------

         Net cash (used in) investing activities       (13,332)       (224,764)
                                                     ---------      ----------

Cash Flows from Financing Activities:
     Sale of common stock                              236,303         739,682
     Loan proceeds                                           -          87,500
     Loan principal payments                            (5,265)              -
                                                     ---------      ----------

         Net cash provided by financing activities     231,038         827,182
                                                     ---------      ----------

Net(decrease)increase in cash                           (7,104)          1,516
Cash, beginning of year                                  6,942               -
Subsidiary cash acquired                                                 5,426
                                                     ---------      ----------
Cash (Overdraft), end of year                        $    (162)     $    6,942
                                                     =========      ==========

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                        2000           1999
                                                     ----------     ----------

Supplemental Disclosure of Cash Flow Information -
     Consulting fees and payables paid with
       common stock                                  $ 115,394      $       -
     Patents acquired for issuance of common stock   $       -      $  34,124
                                                     =========      =========
     Acquisition of net assets of subsidiary:
         Cash                                                -          5,426
         Accounts receivable                                 -        153,069
         Employee advances                                   -          1,006
         Equipment, net of depreciation                      -         70,888
         Accounts payable to related parties                 -       (370,730)
         Other accounts payable                              -         (6,888)
         Notes payable                                       -         (5,264)
                                                     ---------      ---------
                                                     $       -      $(152,493)
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


                                       Common Stock       Additional
                                   -------------------     Paid-in      Retained     Total
                                     Shares    Amount      Capital      Deficit      Equity
                                   ----------  -------    ----------   ---------   -----------


Balance, May 31, 1998               2,705,500  $ 2,705    $  522,521   $(543,917)  $  (18,691)

Effects of 4:1 reverse stock
  split on December 2, 1998        (2,029,125)  (2,029)        2,029           -            -

  Issued in exchange for 100%
  of acquired subsidiary's
  outstanding stock                 8,625,000    8,625       275,499           -       284,124

  Issued for cash, $.01 per share       8,000        8            72           -            80

  Issued in exchange for payable
  due at $.44 per share                43,038       43        18,647           -        18,690

  Issued in exchange for payable
    due at $4 per share                75,620       76       302,416           -       302,492

  Issued in exchange for
    subsidiaries' payables due
    at $4 per share                    42,105       42       168,378           -       168,420

  Issued in connection with
    purchase of subsidiary at
    $0 per share                       50,000       50           (50)          -             -

  To reflect deficit net
    worth of acquired subsidiary            -        -      (152,493)          -      (152,493)

  Net loss                                  -        -             -    (237,504)     (237,504)
                                   ----------  -------   -----------   ---------   -----------
Balance, May 31, 1999               9,520,138  $ 9,520   $ 1,137,019   $(781,421)  $   365,118

    Issued for cash                    83,516       84       236,219           -       236,303

    Issued in accordance with
        Stock option plan              36,000       36        35,964           -        36,000

    Issued in exchange for debt        11,099       11        44,383           -        44,394

    Issued in exchange for
      services                         35,000       35        34,965           -        35,000

    Net loss                                                            (791,529)     (791,529)
                                   ----------  -------   -----------   ---------   -----------
----------
Balance, May 31, 2000               9,685,753  $ 9,686    $1,488,550 $(1,572,950)  $   (74,714)
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

Accounts Receivable
-------------------
Accounts receivable represents amounts due for environmental remediation services performed and consulting services rendered. No allowance has been provided on accounts receivable because management believes all amounts are collectible.

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

Income Taxes
------------
Due to the change in ownership which occurred in connection with the acquisition of ICT, the Company can no longer utilize any of its net operating loss carryforwards of approximately $186,000 at May 31, 1998. Nor can the Company utilize any of its net operation loss carryforwards from Big Blue, Inc. of approximately $151,000 which Big Blue incurred prior to its acquisition by the Company on May 31, 1999. As of May 31, 2000 the Company has usable net operating loss carryforwards of approximately $989,800. No deferred tax assets have been recorded for financial reporting purposes as the utilization of these loss carryforwards is dependant on future profitable operations.

Revenue Recognition
-------------------

Revenues are recognized when earned and consist of consulting and licensing fees, land remediation and equipment sales, all regarding the use of the Company's patents. Licensing fee revenues are recognized when funds have been received on the license and substantial performance has commenced by the licensee. Accordingly, and as discussed further in Note 3, certain fees received in advance of substantial performance by the licensees have been classified as deferred revenue.

Earnings (Loss) per Share
-------------------------
Earnings (loss) per share computation are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock warrants and options are considered to be common stock equivalents and are used to calculate earnings per common share and common share equivalent except when they are anti-dilutive.

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

Reclassifications
-----------------

Certain balances for the year  ended  May 31, 1999,  have  been  reclassified to
conform with the May 31, 2000,  presentation.   These  reclassifications  had no
effect on reported net income.

3. COMMITTEMENTS REGARDING JOINT VENTURES AND SUB-LICENSING AGREEMENTS AND OTHER MATTERS

Aqua Terra Technologies
-----------------------
During August of 1999, Big Blue entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). Pursuant to the Agreement, Big Blue granted ATT a non-exclusive license in the state of California to use the Company's patent rights and technology for environmental remediation and hydrocarbon enhancement purposes. Upon execution of the Agreement, AT contributed $300,000 in cash to ATT, and ATT paid Big Blue a one-time licensing fee of $200,000, which has been classified as deferred revenue in the accompanying consolidated balance sheet. As further consideration for the license, ATT will pay Big Blue a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludge treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of ATT's profit or loss.


Scandinavian Cavitation Technologies AB
---------------------------------------
On February 25, 2000, Big Blue entered into a license agreement with Scandinavian Cavitation Technologies AB ("SCT"), with principal offices located in Helsingborg, Sweden. This licensing agreement grants the exclusive use of the Company's patented technologies for the remediation of hydrocarbon contaminated soil and water in Sweden, Finland, Norway and Denmark for a period of up to 10 years to SCT in exchange for a licensing fee of $200,000. This licensing fee is to be paid $50,000 on or before April 15, 2000, $50,000 within seven days after SCT has reached the standards required by its first customer, and the balance of $100,000 shall be paid solely from project revenues at the rate of $5.00 per ton of soil remediated. In addition, Big Blue is to receive royalty fees equal to 12% of SCT's gross revenues with a guaranteed minimum royalty fee of $3.50 per ton on treated soil and $.005 per gallon on treated water. Fees paid by SCT to Big Blue during the year ended May 31, 2000, totaled $50,000 and have been classified as deferred revenue in the accompanying consolidated balance sheet.

In addition to the above described licensing agreement with SCT, Big Blue also entered into a joint venture agreement with SCT whereby by, among other things, Big Blue is to receive a 20% interest in SCT in exchange for the contribution of 3 ion collider units owned by Big Blue.

GoodEarth Recycling Corporation
-------------------------------
On February 25, 2000, the Company entered into a sub-license agreement with GoodEarth Recycling Corporation ("GER"), a Georgia corporation. This exclusive sub-licensing agreement has a term of up to 10 years and covers the eastern one-half of Tennessee, the eastern one-half of Alabama, and all of Georgia. Additionally, the agreement calls for a licensing fee of $100,000 and a royalty fee of 12% of gross job revenues. $15,000 of this sub-licensing fee was collected during the fiscal year ended May 31, 2000 and has been classified as deferred revenue in the accompanying consolidated balance sheet. The balance of $85,000 is to be paid solely from project revenues at the rate of $5 per ton of soil processed.

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

Employment Agreement
--------------------

On February 15, 2000, the Company entered into an employment agreement with an executive. No compensation is earned under this agreement until such time, if ever, that the Company achieves a profitable level of operations. At such time as the Company becomes profitable, the executive will be compensated at a base rate of $180,000. This agreement calls for the granting of options to acquire 450,000 shares of the common stock of the Company and 150,000 warrants from existing shareholders and 1,400,000 shares from authroized but unissued treasury stock. The price of any acquired treasury stock shall be at the bid price of the stock at the time the option is granted. The right to these options will vest at 20% per year commencing February 15, 2001. No options or warrants were issued to this executive as of May 31, 2000.

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

NOTE 4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has experienced substantial operating losses in order to establish the viability of its patents, cash flows from operations have been inadequate to support the Company's existence, stockholders' equity is in a deficit position, and current liabilities are larger than current assets by $107,804. Accordingly, the Company's current financial position raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently in the process of attempting to raise additional cash through both debt and equity offerings. Furthermore, management expects to immediately commence several soil remediation projects which they believe will be profitable and generate additional working capital. In addition, management anticipates that some of its sub licensees will commence commerical operations within the next 90 days and thus generate royalty fee income. The Company is also negotiating additional foreign and domestic licenses and expects to generate substantial amounts of cash from licensing fees and minimum annual royalties within 60 days.

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

On September 21, 1998, ICT entered into an asset purchase agreement with Big Blue, Inc., Universal Environmental Technologies, Inc., Excalibur Oil Corporation, and Soil Savers, Inc. (the "Seller's). The Seller's are affiliated by common ownership with the Company. On December 18, 1998, this agreement was amended and resulted in the acquisition of Big Blue by the Company and a final determination of the consideration to be paid by ICT for the patents.

During the first quarter of the year ended May 31, 1999, a stockholder forgave a payable in the amount of $16,396.

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

NOTE 7. WARRANTS AND STOCK OPTIONS

Stock Warrants
--------------
As of May 31, 2000, after the one-for-four stock split discussed in Note 6, 3,045,000 stock warrants remain unexercised. The terms of these warrants to purchase common stock are described below:

               Number        Conversion Price             Expiration
               ------        ----------------             ----------

             3,000,000        $1.17 per share              June 2008
                45,000        $4.00 per share              June 2003

Stock Options
-------------
The Company maintains a non-qualified stock option plan (the "Plan") to provide the Company with ongoing legal and professional expertise in its regulatory filing requirements and ongoing negotiations for viable business and merger opportunities. The Company has set aside 125,000 shares (after taking into consideration the previously discussed reverse stock split) for such a plan. The price of the options are to be determined by the Board of Directors. These options are set to expire five years from the Plan's adoption.

During the year ended May 31, 2000, a total of 36,000 shares were optioned and exercised at $.01 per share for cash. These transactions were valued at $36,000 with $35,964 treated as prepaid consulting fees which are being amortized over twelve months. As of May 31, 2000, the Company had remaining unamortized consulting fees of $11,728.

During the year ended May 31, 1999, 8,000 shares were optioned and exercised at $.01 per share for cash.

NOTE 8.  EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                               For the Year Ended May 31, 2000
                                              ---------------------------------
                                               Income      Shares     Per Share
                                              --------   ---------    ---------
Basic:
  Income (loss) attributable to common stock $(791,529)   9,602,400    $  (.08)
                                                                       =======
Effect of Dilutive Securities:
  Warrants outstanding                               -    1,793,814
                                              --------   ----------
Diluted:
  Income (loss) attributable to common stock
    after assumed dilutions                  $(791,529)  11,396,214    $  (.07)
                                              ========   ==========    =======


                                               For the Year Ended May 31, 1999
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

NOTE 9. LEASE COMMITMENTS

Big Blue is leasing three automobiles under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2000. Required payments for each of the next five years and in the aggregate are:

               Fiscal year ended May 31,

                      2001                    $ 26,639
                      2002                      15,415
                      2003                       6,902
                                              --------

                      Total payments          $ 48,956
                                              ========

NOTE 10.  NOTES PAYABLE

Notes payable consist of the following callable notes at May 31, 2000:


10% Note due by Company to Market Media                              $  50,000

10% Note payable to McKinley Capital                                    37,500
                                                                     ---------

                                                                     $  87,500
                                                                     =========

NOTE 11.  INCOME TAXES

At May 31, 2000, the Company had certain timing differences which gave rise to a net deferred tax asset, all of which was reserved by a valuation allowance. The components of that net deferred tax asset were as follows:

        Net operating loss carryforward                         $390,846

        Less valuation allowance                                (390,846)
                                                                --------
        Net deferred tax asset                                  $      -
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
                                      and Treasurer          September 1998

    William C DiAngelo              Director

       Each of the directors is elected to hold office until the next annual meeting of the shareholders or until removed. Annual meetings of the shareholders are scheduled to be held on the third Tuesday of September. The Company has no audit or compensation committees.

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

MONROE A. ASHWORTH III, the Company's president, received a Bachelor of Arts in mathematics and physics from the University of Texas at Austin. He has over 35 years of experience in the oil and gas engineering, exploration, and production industry. 25 years of this experience was in management at either the division or corporate level. He worked for The Superior Oil Company and its successor Mobil Oil Corporation from 1968 to 1985 during which time his responsibilities included strategic planning, research and development, budgets and finance, acquisitions, land management, exploration and production of both oil and natural gas, as well as supply and transportation. From 1985 to 1989,

Mr. Ashworth worked for Meridian Oil, Inc. where he served as corporate land manager and exploration coordinator. From 1989 to 2000, he served as vice president of exploration and development of Falcon Seaboard. Inc. In February 2000 Mr. Ashworth was elected president of International Cavitation Technologies, Inc. replacing Mr. David Shroff who became chief executive officer at that time.


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
                               1998

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of May 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                  Amount and Nature
Name and Address                    of Beneficial
of Beneficial Owner                 Ownership(1)           Percent of Class
-------------------               -----------------        ----------------
William W. Rippetoe                 2,731,475                    28.31%
10103 South Urbana
Tulsa, Oklahoma  74137

David N. Shroff                             0                        0%

Monroe A. Ashworth III                 22,500                     0.23%
39 N. Royal Fern Dr.
The Woodlands, Texas 77380

Gary J. McAdam (2)                     975,000                   10.11%
14 Red Tail Drive
Highlands Ranch, Colorado 80126

Carrie S. Shroff (3)                 1,800,000                   18.66%
545 South Sandusky Avenue
Tulsa, Oklahoma 74112

David N. Nemelka                     1,575,000                   16.33%
2662 Stonebury Loop Road
Springville, Utah 84663

Executive Officers and               2,753,975                   28.44%
Directors as a Group
(3 Person)

        (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
        (2) Represents indirect ownership through Summer Breeze LLC (315,000 shares) and GJM Trading Partners, LTD (660,000 shares) both of which are controlled by Gary J. McAdam.
        (3) Carrie S. Shroff has voting control of CAM2D2 Corporation which owns 1,800,000 shares of stock. Carrie is the daughter of David N. Shroff.


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