Form 10QSB
period 2000-08-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2000-10-20
CIK 313109

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2000

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)


          COLORADO                                               84-0768695
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                  12407 South Memorial Drive, Bixby, OK 74008
          ----------------------------------------------------------
          Address of principal executive offices, including Zip Code

                                 (918) 369-5950
                 ----------------------------------------------
                 Issuer's telephone number, including area code

    Former Address: 57 West 200 South, Suite 310, Salt Lake City, Utah 84101

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 31, 2000, there were 9,685,753 shares of the Registrant's Common Stock outstanding.


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

With the exception of the May 31, 2000 Balance Sheet, the financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The May 31, 2000 Balance Sheet was audited and was included along with all required footnote disclosures in the May 31, 2000 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been made.

These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        AUGUST 31, 2000 AND MAY 31, 2000

                                              August 31, 2000    May 31, 2000
                                                (Unaudited)
                                              ---------------    ------------

                                     ASSETS

Current assets:
        Accounts receivable                     $   378,110       $    240,710
        Prepaid expenses                              2,979             11,728
                                                -----------       ------------
               Total current assets                 381,089            252,438
                                                -----------       ------------

Equipment and patents at cost
        Equipment                                   178,006           178,006
        Patents                                     260,627           260,627
                                                -----------       -----------
                                                    438,633           438,633
        Less accumulated depreciation
             and amortization                      (158,789)         (148,443)
                                                -----------       -----------
                                                    279,844           290,190
                                                -----------       -----------
Deposits                                              7,900             7,900
                                                -----------       -----------

                                                $   668,833       $   550,528
                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Cash overdraft                          $    20,154       $       162
        Accounts payable                            294,488           185,278
        Payables to related parties                  64,410            48,937
        Accrued liabilities                          42,303            38,365
        Notes payable                               163,550            87,500
                                                -----------       -----------
               Total current liabilities            584,905           360,242
                                                -----------       -----------
DEFERRED REVENUES                                   265,000           265,000
                                                -----------       -----------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
               50,000,000 shares authorized,
               9,685,753 shares issued and
               outstanding at August 31, 2000
               and May 31, 2000                       9,686            9,686
        Additional paid-in capital                1,488,550        1,488,550
        Retained earnings (deficit)              (1,679,308)      (1,572,950)
                                                 ----------       ----------
                                                   (181,072)         (74,714)
                                                 ----------       ----------
                                                 $  668,833       $  550,528
                                                 ==========       ==========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 2000 AND 1999

                                                      For the Three Months
                                                         Ended August 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------      ----------
REVENUES                                            $  355,034      $  190,654

COSTS ASSOCIATED WITH REVENUES                         262,031          30,712
                                                    ----------      ----------

GROSS PROFIT (LOSS)                                     93,003         159,942
                                                    ----------      ----------
EXPENSES:
        General & administrative                       139,054         243,273
        Depreciation and
         amortization                                   10,347           9,988
                                                    ----------      ----------

                                                       149,401         253,261
                                                    ----------      ----------

INCOME (LOSS) FROM OPERATIONS                          (56,398)        (93,319)
                                                    ----------      ----------
OTHER INCOME (EXPENSE):
        Interest expense                               (49,960)         (2,259)
                                                    ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                     (106,358)        (95,578)

INCOME TAX EXPENSE                                           -               -
                                                    ----------      ----------

NET INCOME (LOSS)                                   $ (106,358)     $  (95,578)
                                                    ==========      ==========

BASIC EARNINGS(LOSS) PER SHARE                      $     (.01)     $     (.01)
                                                    ==========      ==========

DILUTED EARNINGS (LOSS) PER SHARE                   $     (.01)     $     (.01)
                                                    ==========      ==========

AVERAGE WEIGHTED SHARES
        OUTSTANDING                                  9,685,753       9,535,138
                                                    ==========      ==========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD ENDED AUGUST 31, 2000 AND THE YEAR ENDED MAY 31, 2000

                            Common Stock     Additional
                          -----------------   Paid-In   Accumulated     Total
                            Shares   Amount   Capital    (Deficit)      Equity
                          ---------  ------  ----------  ----------   ----------
Balance, May 31, 1999     9,520,138  $9,520  $1,137,019  $(781,421)   $ 365,118

  Issued for cash            83,516      84     236,219                 236,303

  Issued in accordance
    with stock option
    plan                     36,000      36      35,964                  36,000

  Issued in exchange
    for debt                 11,099      11      44,383                  44,394

  Issued in exchange
    for services             35,000      35      34,965                  35,000

  Net (loss)                                                (791,529)  (791,529)
                          ---------  ------  ----------   ----------- ---------

Balance, May 31, 2000     9,685,753  $9,686  $1,488,550  $(1,572,950) $ (74,714)

  Net (loss)                                                (106,358)  (106,358)
                          ---------  ------  ----------   ----------  ---------
Balance, August 31, 2000  9,685,753  $9,686  $1,488,550  $(1,679,308)  (181,072)
                          =========  ======  ==========   ==========  =========


    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                                        For the Three Months
                                                         Ended  August 31,
                                                        2000          1999
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                            $(106,358)     $ 104,423
Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities -
        Depreciation and amortization                                   9,988
Changes in operating assets -                           10,347
        (Increase)in accounts receivable              (137,400)      (116,749)
      Decrease in prepayments                            8,749              -
        Changes in operating liabilities -
        Increase in accounts payable
          and accrued expenses                         128,620         19,674
                                                      ---------     ----------
               Net cash provided by (used in)
                 operating activities                  (96,042)        17,336
                                                      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                  -           (730)
      Patent costs                                           -         (1,739)
                                                      ---------     ----------
               Net cash used in
                 investing activities                        -         (2,469)
                                                      ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowing -
          From related parties                               -         45,500
          Other                                         76,050              -
        Proceeds from sale of common stock                   -        125,000
        Loan principal payments                              -         (5,264)
                                                      ---------     ----------
               Net cash provided by
                 financing activities                   76,050        165,236
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                        (19,992)       180,103

CASH, BEGINNING OF THE YEAR                               (162)         6,942
                                                      ---------     ----------
CASH, END OF THE YEAR                                  (20,154)     $ 187,045
                                                      =========     ==========
SUPPLEMENTAL INFORMATION

        Interest paid                                 $ 47,876      $       -
                                                      =========     ==========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of August 31, 2000 and for the three months then ended and the three months ended August 31, 1999 have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 2000, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 2000. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

NOTE 2  ORGANIZATION

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

ICT owns five patents to the use of ion collider technology to separate particles from liquids, for soil remediation, to enhance the recovery of crude oil, to increase the amount of hydrocarbons recoverable from underground reservoirs, and for water clarification.

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

Accounts Receivable
-------------------
Accounts receivable represents amounts due for licensing fees granted, environmental remediation services performed, and consulting services rendered. Management considers all accounts receivable outstanding at May 31, 2000, to be fully collectible; accordingly, no allowance for doubtful accounts is required. For financial reporting purposes, receivables that do not bear interest and are due in excess of 30 days from the billing date are discounted to reflect the imputed interest.

Big Blue, from time to time, sells accounts receivable on a non recourse basis to a funding corporation. The excess of the recorded values of the accounts receivable sold over funds received upon their sale has been recorded in the accompanying statement of operations as interest expense. No receivables were sold during the year ended May 31, 1999.

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

NOTE 5. NEW LICENSING AGREEMENTS

During the three months ended August 31, 2000, the Company entered into three new sublicensing agreements as follows:

Scandinavian Cavitation Technologies, Inc. - This licensing agreement covers the use of the Companies patented technology in Germany. The licensee has agreed to pay a $300,000 licensing fee, $150,000 to be paid or before July 15, 2001, and the remaining balance to be paid on or before July 15, 2002. The Company also is entitled to a royalty of 12% of gross sales with a minimum royalty of $3.50 per ton of treated soil and $.005 per gallon of treated water. The licensing fee has not been recorded for financial reporting purposes as of August 31, 2000.

Calvin Ishmael Contractors, LLC - This licensing agreement covers the state of Louisiana. The licensee has agreed to pay a $30,000 licensing fee on or before July 15, 2001. The Company is also entitled to a royalty of 12% of gross sales with a minimum royalty of $4.50 per ton of treated soil.


NUI Environmental Group, Inc. - This licensing agreement, dated July 31, 2000, covers the remediation of contaminated soils and dredged materials in the New York / New Jersey area, Hungary, and throughout the world on a project by project basis. The Company is entitled to a royalty of $100,000 on the effective date and a defined 12% of gross sales or a minimum royalty fee of $51,000 per quarter.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of August 31, 2000 and its results of operations for the three months ended August 31, 2000 and 1999. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to International Cavitation Technologies, Inc.'s, Inc.'s 2000 annual report on Form 10-KSB.

The financial statements for the three months ended August 31, 1999 were restated to defer the recording of licensing fees collected in the amount of $200,000.

COMPARISION OF THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

During the three months ended August 31, 2000, the Company reported a net loss of $(106,358) compared to a net loss of $(95,578) for the comparable period in 1999. This change is due primarily to the following factors:

Revenues. During the three months ended August 31, 2000, revenues increased by 86% from $190,654 in 1999 to $355,034 in 2000. This increase was due primarily to the recognition of $134,000 in royalty income in 2000. Although the Company collected $200,000 in licensing fees during the three months ended August 31, 1999, none was recognized as income as the licensees had not yet commenced commercial operations utilizing the licensed technologies.

Cost Associated with Revenues. During the three months ended August 31, 2000, the Company incurred $262,031 in costs associated with its land remediation revenues as compared to $30,712 for the comparable period in 1999. This increase is due primarily to increased expenses from explansion of business operations.

General and Administrative Expenses. General and administrative expenses decreased by 43% from $243,273 in 1999 to $139,054 during the comparable three month period in 2000. This decrease was due primarily to managements efforts to reduce the Company's general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased by 4% from $9,988 during 1999 to $10,347 during the comparable period in 2000. This increase is due primarily to the addition of equipment subsequent to August 31, 1999.

Interest Expense. Interest expense went from $2,259 in 1999 to $49,960 in 2000. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors in 1999.

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

At August 31, 2000 the Company had a working capital deficit of $(203,816) and a deficit net worth of $(181,072). The Company and its subsidiaries do not have significant cash. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

Achieving sufficient working capital and a profitable level of operations is dependant on the Company's ability to continue to sell licensing agreements, to enter into profitable soil and water remediation contracts, and to earn royalties from the use of its patented technologies. Management is currently negotiating terms on certain licensing agreements which, management believes will provide cash for current operations. Also management anticipates earning royalty fees from certain licensees within a short period of time.

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

Net cash used in operating activities for the three months ended August 31, 2000 was $96,042. There were no operating activities during the comparable period of 1998. The Company borrowed $76,050 during the period.

Investing Activities

Net cash used in investing activities was $2,469 for the three months ended August 31, 1999, as compared to no activity during the same period in 2000.

Financing Activities

Net cash flow provided by financing activities was $165,236 for the three months ended August 31, 1999 as compared to no activity during the same period in 2000. The 1999 activity was due to the issuance of stock for $125,000 and loans from affiliates of $45,500, offset in part by loan repayments of $5,264.


                          PART II  OTHER INFORMATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  International Cavitation Technologies, Inc.

Date: October 19, 2000            /s/ David N. Shroff
                                  ----------------------------------------------
                                  David N. Shroff, Chairman and CEO