Form 10QSB
period 2000-11-30
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2001-01-16
CIK 313109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-9015

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)

          COLORADO                                             84-0768695
------------------------------                          ------------------------
State or other jurisdiction of                          I.R.S. Employer I.D. No.
incorporation or organization


Address of principal executive offices, including Zip Code: 12407 South Memorial Drive, Bixby, OK 74008

Issuer's telephone number, including area code:  (918) 369-5950

Former Address:  57 West 200 South, Suite 310, Salt Lake City, Utah 84101

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 30, 2000, there were 9,685,753 shares of the Registrant's Common Stock outstanding.

                    PART I  FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

With the exception of the May 31, 2000 Balance Sheet, the financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The May 31, 2000 Balance Sheet was audited and was included along with all required footnote disclosures in the May 31, 2000 Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been made.

These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       NOVEMBER 30, 2000 AND MAY 31, 2000

                                            November 30, 2000      May 31, 2000
                                               (Unaudited)
                                            -----------------      ------------

                                     ASSETS

Current assets:
  Accounts receivable, net of allowance
    for bad debts of $21,802 and $ 0
    respectively at November 30 and
    May 31, 2000                              $   554,780           $   240,710
        Prepayments and other                       3,033                11,728
                                              -----------           -----------
               Total current assets               557,813               252,438
                                              -----------           -----------

Equipment and patents at cost
        Equipment                                 178,006               178,006
        Patents                                   260,627               260,627
                                              -----------           -----------
                                                  438,633               438,633
        Less accumulated depreciation
             and amortization                    (169,137)             (148,443)
                                              -----------           -----------
                                                  269,496               290,190
                                              -----------           -----------
Deposits                                            5,400                 7,900
                                              -----------           -----------

                                              $   832,709           $   550,528
                                              ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Cash overdraft                        $    37,621           $       162
        Accounts payable                          290,414               185,278
        Payables to related parties                28,705                48,937
        Accrued liabilities                        46,326                38,365
        Notes payable                             214,450                87,500
                                              -----------           -----------
               Total current liabilities          617,516               360,242
                                              -----------           -----------
DEFERRED REVENUES                                  65,000               265,000
                                              -----------           -----------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
               50,000,000 shares authorized,
               and 9,687,753 and 9,685,753
               issued and outstanding
               shares at November 30 and
               May 31, 2000, respectively           9,688                 9,686
        Additional paid-in capital              1,488,748             1,488,550
        Retained earnings (deficit)            (1,348,243)           (1,572,950)
                                              -----------           -----------
                                                  150,193               (74,714)
                                              -----------           -----------
                                              $   832,709           $   550,528
                                              ===========           ===========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS PERIODS ENDED NOVEMBER 30, 2000 AND 1999

                                  For the Three Months     For the Six Months
                                   Ended November 30,      Ended November 30,
                                 ----------------------  ----------------------
                                    2000         1999       2000        1999
                                 ----------  ----------  ----------  ----------
REVENUES                         $  583,589  $   84,939  $  938,726  $  275,593

COSTS ASSOCIATED WITH REVENUES       83,896      56,107     345,927      86,819
                                 ----------  ----------  ----------  ----------

GROSS PROFIT (LOSS)                 499,693      28,832     592,799     188,774
                                 ----------  ----------  ----------  ----------

EXPENSES:
      General & administrative      154,553     437,293     293,608     678,307
      Depreciation and
        amortization                 10,347      10,010      20,694      19,998
                                 ----------  ----------  ----------  ----------
                                    164,900     447,303     314,302     698,305
                                 ----------  ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS       334,793    (418,471)    278,497    (509,531)
OTHER INCOME (EXPENSE):
        Interest expense             (3,727)     (2,275)    (53,790)     (4,534)
                                 ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                      331,066    (420,746)    224,707    (514,065)

INCOME TAX EXPENSE                        -           -           -           -
                                 ----------  ----------  ----------  ----------
NET INCOME (LOSS)                $  331,066  $ (420,746) $  224,707  $ (514,065)
                                 ==========  ==========  ==========  ==========
BASIC EARNINGS(LOSS) PER SHARE   $     .03   $     (.04) $      .02  $     (.05)
                                 ==========  ==========  ==========  ==========
DILUTED EARNINGS (LOSS)
  PER SHARE                      $     .03   $     (.04) $      .02  $     (.04)
                                 ==========  ==========  ==========  ==========


    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIODS ENDED NOVEMBER 30, 2000 AND 1999

                                        Common Stock    Additional
                                      ---------------    Paid-In    Accumulated
                                      Shares   Amount    Capital     (Deficit)     Total
                                    ---------  ------  -----------  -----------  ---------
Balance, May 31, 1999               9,520,138  $9,520   $1,137,019  $  (781,421) $ 365,188

        Issued for cash                30,000      30      124,970            -    125,000

        Issued in accordance with
          stock option plan            27,000      27       26,973            -     27,000

        Issued in exchange for debt    11,099      11       44,383            -     44,394

        Net loss                                                       (514,065)  (514,065)
                                    ---------  ------   ----------  -----------  ---------
Balance, November 30, 1999          9,588,237  $9,588   $1,333,345  $(1,295,486) $  47,447
                                    =========  ======   ==========  ===========  =========

Balance, May 31, 2000               9,685,753  $9,686   $1,488,550  $(1,572,950)   (74,714)

        Issuance of stock for cash      2,000       2          198            -        200

        Net income                          -       -            -      224,707    224,707
                                    ---------  ------   ----------  -----------  ---------
Balance, November 30, 2000          9,687,753  $9,688   $1,488,748  $(1,348,243) $ 150,193
                                    =========  ======   ==========  ===========  =========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                           For the Six Months Ended November 30,
                                                 2000                1999
                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $      224,707      $     (514,065)
Adjustments to reconcile net income
        (loss) to net cash used in
        operating activities -
        Depreciation and amortization               20,694              19,998
Changes in operating assets -
        (Increase) decrease in accounts
               receivable                         (317,070)             20,723
        Decrease in prepayments                     11,695                   -
        Decrease in deposits                         2,500                   -
        Changes in operating liabilities -
        Increase in accounts payable
          and accrued expenses                      92,866              79,871
        Increase (decrease) in deferred
               income                             (200,000)            200,000
                                            --------------      --------------
               Net cash used in
                 operating activities             (164,608)           (193,473)
                                            --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                            -              (9,147)
        Patent costs                                     -              (1,739)
                                            --------------      --------------
               Net cash used in
                 investing activities                    -             (10,886)
                                            --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowing from
          related parties                          126,949                   -
        Proceeds from sale of common stock             200             277,395
        Loan principal payments                          -              (5,264)
                                            --------------      --------------
               Net cash provided by
                 financing activities              127,149             272,131
                                            --------------      --------------
NET INCREASE (DECREASE) IN CASH                    (37,459)             67,772

CASH, BEGINNING OF THE YEAR                           (162)              6,942
                                            --------------      --------------
CASH, END OF THE YEAR                              (37,621)     $       74,714
                                            ================    ==============
SUPPLEMENTAL INFORMATION
        Interest paid                       $       53,790      $            -
                                            ==============      ==============

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of November 30, 2000 and for the three and six-month periods then ended and the three month and six-month periods ended November 30, 1999 have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 2000, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 2000. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the six-month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.


NOTE 2. GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiaries do not have significant cash necessary to generate revenues and fulfill obligations. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of attempting to raise additional capital and believes that there is a substantial market for the Company's technology. (See Note 5)

NOTE 3. NEW LICENSING AGREEMENTS

During the six months ended November 30, 2000, the Company entered into three new sublicensing agreements as follows:

Scandinavian Cavitation Technologies, Inc. - This licensing agreement covers the use of the Company's patented technology in Germany. The licensee has agreed to pay a $300,000 licensing fee, $150,000 to be paid or before July 15, 2001, and the remaining balance to be paid on or before July 15, 2002. The Company also is entitled to a royalty of 12% of gross sales with a minimum royalty of $3.50 per ton of treated soil and $.005 per gallon of treated water. The licensing fee has not been recorded for financial reporting purposes as of November 30, 2000.

Calvin Ishmael Contractors, LLC - This licensing agreement covers the state of Louisiana. The licensee has agreed to pay a $30,000 licensing fee on or before July 15, 2001, said licensing fee having been signifcantly reduced due to the substantial sums expended by licensee for approval of the technology in Louisiana. The Company is also entitled to a royalty of 12% of gross sales with a minimum royalty of $4.50 per ton of treated soil. The licensing fee has not been recorded for financial reporting purposes as of November 30, 2000.

NUI Environmental Group, Inc. - This licensing agreement covers the remediation of dredged materials in the New York/New Jersey area, and through out the world on a project-by-project basis. The licensee paid a $100,000 licensing fee. The Company is also entitled to a royalty fee of 12% of gross sales or a minimum royalty fee of $51,000 per quarter.

The Company does not recognize licensing fees received as income until such time as the licensee utilizes the licensed technology on a commercial basis. During the three months ended November 30, 2000, the Company recognized $300,000 in licensing fee income. This represents $100,000 in licensing fees received from NUI Environmental Group, Inc. and $200,000 from Aqua Terra Technologies, LLC.


NOTE 4 -EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                  For The Three Months Ended November 30,
                                    2000                        1999
                         ------------------------------------------------------
                                             Per                           Per
                         Income    Shares   Share    Income     Shares    Share
                         ------    ------   -----    ------     ------    -----

Basic:
  Income (loss)
    attributable
    to common stock     $331,066  9,686,753  $.03   $(420,746)  9,584,381 $(.04)
                                             ====                         =====

Effect of Dilutive
  Securities:
  Warrants outstanding         -    169,355                 -   2,268,158
                        --------   --------         ---------   ---------

Diluted:
  Income (loss)
    attributable to
    common stock after
    assumed dilutions   $331,066  9,856,108  $.03  $(420,746) 11,852,539  $(.04)
                        ========  =========  ====  =========  ==========  =====

                                   For The Six Months Ended November 30,
                                    2000                        1999
                         ------------------------------------------------------
                                             Per                           Per
                         Income    Shares   Share    Income     Shares    Share
                         ------    ------   -----    ------     ------    -----

Basic:
  Income (loss)
  attributable to
  common stock          $224,707  9,686,253 $.02   $(514,065)   9,560,779 $(.05)
                                            ====                           =====

Effect of Dilutive
  Securities:
  Warrants outstanding         -    456,522                 -   2,268,158
                        --------  ---------         ---------   ----------

Diluted:
  Income (loss)
    attributable to
    common stock after
     assumed dilutions  $224,707 10,142,775 $.02   $(514,065)  11,828,937 $(.04)
                        ======== ========== ====   ==========  ========== =====

Common stock equivalents not included in the calculation of diluted earnings per share for the three and six-month periods ended November 30, 2000 consist of 45,000 warrants issued to an individual. This potential common stock was not considered in the calculations due to its anti-dilutive effect during the periods presented.


NOTE 5 - SUBSEQUENT EVENTS

BANK FINANCING - On December 12, 2000, the Company borrowed $540,000 from RAI Funding, LLC. This loan bears interest at 4% over prime and is collateralized by the NUI Environmental Group, Inc. contract, accounts receivable and contract rights relating to a purchase order for services to be performed in Jacksonville, Florida, all accounts receivable and contract rights related to work to be performed for the U.S. Navy in Key West Florida, all of the Company's patents, and the personal guarantees of two of the Company's officers. The loan matures on December 10, 2001 and is payable in monthly principal installments of $17,000 through June 11, 2001 and $50,000 per month thereafter until maturity.

In connection with this loan, the Company issued warrants to purchase 200,000 shares of common stock at $1.00 per share, subject to certain price adjustments. The Company is obligated to register stock sufficient to make shares issued pursuant to these warrants free trading and is subject to a penalty of $500 per day if a registration statement is not filed by January 26, 2001. The Company incurred $74,559 in legal fees, origination fees, and commissions associated with obtaining this loan.

SWARTZ AGREEMENT - On December 8, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") whereby Swartz agreed to purchase from the Company, from time to time as determined by specific formulas in the agreement, shares of the Company's common stock and accompanying warrants for a maximum aggregate offering amount of $20,000,000.

Amounts of shares to be purchased by Swartz on a monthly basis are the lesser of
(1) 1,500,000 shares, (2) 15% of the sum of the aggregate daily reported trading volumes, excluding trades of 20,000 or more for the past 20 trading days (3) the number of shares which at the purchase price equals $2,000,000 (4) or 9.9% of the number of shares previously outstanding on a fully diluted basis. The Company is obligated to file a registration statement each month in an effort to insure that all shares purchased under this agreement become registered free trading shares.

The per share price which Swartz has agreed to pay is the lesser of (1) the market price per share minus $.10 or (2) 91% of the market price per share.

As additional consideration, the Company agreed to issue from time to time warrants to Swartz to purchase up to 2,800,000 shares of common stock. Warrants will be issued on a monthly basis equal to 10% of the number of shares sold to Swartz that month. The warrants will have an initial exercise price equal to the market price on the date of issuance but would be subject to a semi-annual reset provision.

The Company is obligated to sell Swartz a minimum of $1,000,000 of shares each six-month period during the term of this agreement, except for the first six-month period, where the minimum is $500,000. Failure to comply with this provision would result in a penalty of up to $100,000 per six-month period, except for the first six-month period, where the penalty is up to $50,000. During the first six-month period, any sotck, at the Company's election.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position as of November 30, 2000 and its results of operations for the three and six-month periods ended November 30, 2000 and 1999. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to International Cavitation Technologies, Inc.'s 2000 annual report on Form 10-KSB.

The financial statements for the three and six-month periods ended November 30, 1999 were restated to defer the recording of licensing fees previously recognized as income of $480,000 and $680,000 respectively. This restatement is a result of the Company's change in accounting policies (effective May 31, 2000) to defer the recognition of licensing fee income until such time as the licensee utilizes the technology on a commercial basis.

COMPARISION OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

During the three months ended November 30, 2000, the Company reported net income of $331,066 compared to a net loss of $(420,746) for the comparable period in 1999. This change is due primarily to the following factors:

Revenues. During the three months ended November 30, 2000, revenues increased by 587% from $84,939 in 1999 to $583,589 in 2000. The following factors contributed to this increase in revenues (1) Soil remediation income increased by $336,000 from $6,664 in 1999 to $342,664 in 2000 and (2) Licensing fees income of $200,000 were recognized in 2000. The increase in soil remediation revenues reflects the Company's success in commercial application of its technologies. The $200,000 in licensing fees recognized as income during the current quarter was actually received during the fiscal year ended May 31, 2000 but was deferred until such time as Aqua Terra Technologies, LLC, the licensee, began commercial operations utilizing the licensed technologies.

Cost Associated with Revenues. During the three months ended November 30, 2000, the Company incurred $83,896 in costs associated with revenues as compared to $56,107 for the comparable period in 1999. This increase is due primarily to an increase in soil remediation activities.

General and Administrative Expenses. General and administrative expenses decreased by 65% from $437,293 in 1999 to $154,553 during the comparable three month period in 2000. This decrease was due to management's efforts to reduce the Company's general and administrative costs, primarily by significantly reducing certain personnel costs.

Depreciation and Amortization. Depreciation and amortization increased by 3% from $10,010 during 1999 to $10,347 during the comparable period in 2000. This increase is due primarily to the addition of equipment subsequent to November of 1999.

Interest Expense. Interest expense went from $2,275 in 1999 to $3,727 for the comparable three-month period in 2000. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors in 1999.


COMPARISION OF THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

During the six months ended November 30, 2000, the Company reported net income of $224,707 compared to a net loss of $514,065 for the comparable period in 1999. This change is due primarily to the following factors:

Revenues. During the six months ended November 30, 2000, revenues increased by 241% from $275,593 in 1999 to $938,726 in 2000. The following factors contributed to this increase in revenues (1) Soil remediation income increased by $228,854 from $159,844 in 1999 to $388,698 in 2000 and (2) Licensing fees income of $300,000 were recognized in 2000. The increase in soil remediation revenues reflects the Company's success in commercial application of its technologies. Previously deferred licensing fees of $200,000 were recognized as income during 2000. These fees were actually received during the fiscal year ended May 31, 2000 but were deferred until such time as Aqua Terra Technologies, LLC, the licensee, began commercial operations utilizing the licensed technologies. The remaining $100,000 in licensing fee revenues was received during the current year.

Cost Associated with Revenues. During the six months ended November 30, 2000, the Company incurred $345,927 in costs associated with revenues as compared to $86,819 for the comparable period in 1999. This increase is due primarily to an increase in soil remediation activities. Included in 2000 is $140,722 in costs associated with two projects in which the Company generated no revenues. These projects were undertaken on a contingency fee basis based on soil samples provided by customers. These soil samples proved to not be representative of the soil to be remediated and contained significant amounts of types of pollutants not easily removed by the Company's patented technologies. The Company was progressing on remediation solutions for these types of contaminants but ceased operations due to lack of sufficient funds for research and development. With sufficient funds the Company plans to continue conducting research and development to determine which additional types of contaminants the Company's technology can economically remediate.

General and Administrative Expenses. General and administrative expenses decreased by 57% from $678,307 in 1999 to $293,608 during the comparable six-month period in 2000. This decrease was due to management's efforts to reduce the Company's general and administrative costs, primarily by significantly reducing certain personnel costs.

Depreciation and Amortization. Depreciation and amortization increased by 3% from $19,998 during 1999 to $20,694 during the comparable period in 2000. This increase is due primarily to the addition of equipment subsequent to November of 1999.

Interest Expense. Interest expense went from $4,534 in 1999 to $53,790 for the comparable six-month period in 2000. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors in 1999.

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

At November 30, 2000, the Company had a working capital deficit of $(59,703) and a net worth of $150,193, which is a significant improvement over its $(107,804) working capital deficit, and negative net worth of $(74,714) at May 31, 2000. The Company and its subsidiaries had a cash overdraft of $37,621 at November 30, 2000. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company achieved a profitable level of operations during the three months ended November 30, 2000, its survival is dependent on the Company's ability to continue to sell licensing agreements, to raise additional capital, to enter into profitable soil and water remediation contracts, and to earn royalties from the use of its patented technologies.

Subsequent  to  November  30,  2000,  the  Company  was able to obtain a working
capital loan in the amount of  $540,000.   Proceeds from  this loan will be used
to pay past due accounts payable and to fund current operations.

Subsequent to November 30, 2000, the Company also entered into an investment agreement with Swartz Private Equity, LLC which the Company believes will ultimately result in the sale of additional common stock and thus the raising of additional working capital.

Management is currently negotiating terms on certain licensing agreements, which, management believes will provide cash for current operations. Also management anticipates earning royalty fees from certain licensees within a short period of time.

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

Net cash used in operating activities for the six months ended November 30, 2000 was $164,608. Contributing to this use of funds in operations was a $317,070 increase in accounts receivable. This increase in accounts receivable is attributed to increased billings for soil remediation activities, which management believes are collectible.

Investing Activities

No funds were used for investing activities during the six months ended November 30, 2000.

Financing Activities

The Company received $126,949 in loans from related parties and $200 in capital stock contributions during the six months ended November 30, 2000.


                            PART II OTHER INFORMATION



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  International Cavitation Technologies, Inc.

Date: January 16, 2001            /s/David N. Shroff
                                  --------------------------------------------
                                  David N. Shroff, Chairman and
                                    Chief Executive Officer