Form 10QSB/A
period 2000-11-30
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2001-03-05
CIK 313109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSBA

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

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       NOVEMBER 30, 2000 AND MAY 31, 2000


                                            November 30, 2000    May 31, 2000
                                                 (Unaudited)
                                            -----------------    ------------

                                     ASSETS

Current assets:
  Accounts receivable, net of allowance
    for bad debts of $65,002 and $ 0
    respectively at November 30 and
    May 31, 2000                                 $570,001        $240,710
 Accounts receivable - affiliate                  100,044               -
 Prepayments and other                              3,033          11,728
                                                  --------       --------
               Total current assets               673,078         252,438
                                                  --------       --------

Equipment and patents at cost
        Equipment                                  178,517        178,006
        Patents                                    260,627        260,627
                                                  --------       --------
                                                   439,144        438,633
        Less accumulated depreciation
             and amortization                     (169,137)      (148,443)
                                                   --------      --------
                                                   270,007        290,190
                                                   --------      --------
Deposits and other                                   5,400          7,900
                                                   --------      --------

                                                  $948,485       $550,528
                                                  =========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Cash overdraft                         $    37,622     $      162
        Accounts payable                           329,313        185,278
        Payables to related parties                 37,323         48,937
        Accrued liabilities                         44,456         38,365
        Notes payable to affiliates                 43,500              -
        Notes payable                              542,660         87,500
        Company's share of liabilities
          in excess of assets -
          AquaTerra Joint Venture                   17,674              -
                                               ------------    ----------
               Total current liabilities         1,052,548        360,242
                                               ------------    ----------
DEFERRED REVENUES                                  101,445        265,000
                                               ------------    ----------
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
               50,000,000 shares authorized,
               and 9,687,753 and 9,685,753
               shares issued and outstanding
               at November 30,and May 31,
               2000 respectively                    9,688           9,686
        Additional paid-in capital              1,488,744       1,488,550
        Retained earnings (deficit)            (1,703,940)     (1,572,950)
                                               -----------     ----------
                                                 (205,508)        (74,714)
                                               ------------    ----------
                                               $  948,485      $  550,528
                                               ============    ==========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS PERIODS ENDED November 30, 2000 AND 1999

                                            For the Three Months  For the Six Months
                                              Ended November 30,  Ended November 30,
                                            --------------------  -------------------
                                               2000      1999       2000        1999
                                           ---------- ---------  ---------- -----------
REVENUES                                  $  418,993  $  84,939  $ 774,027    $275,593

COSTS ASSOCIATED WITH REVENUES               138,004     56,107    400,036      86,819
                                           ---------- ---------  ---------- -----------
GROSS PROFIT (LOSS)                          280,989     28,832    373,991     188,774
                                           ---------- ---------  ---------- -----------
EXPENSES:
      General & administrative               245,308    437,293    384,259     678,307
      Depreciation and
         amortization                         10,347     10,010     20,694      19,998
                                           ---------- ---------  ---------- -----------
                                             255,655    447,303    404,953     698,305
                                           ---------- ---------  ---------- -----------
INCOME (LOSS) FROM OPERATIONS                 25,334   (418,471)   (30,962)   (509,531)

OTHER INCOME (EXPENSE):
        Interest expense                     (49,965)    (2,275)  (100,028)     (4,534)
                                           ---------- ---------  ---------- -----------
INCOME (LOSS) BEFORE INCOME TAXES           ( 24,631)  (420,746)  (130,990)   (514,065)

INCOME TAX EXPENSE                                -          -           -          -
                                           ---------- ---------  ---------- -----------
NET INCOME (LOSS)                         $ ( 24,631) $(420,746) $(130,990) $ (514,065)
                                           ========== =========  ========== ===========
BASIC EARNINGS(LOSS) PER SHARE            $        -  $   (.04)  $    (.01) $    (.05)
                                           ========== =========  ========== ===========
DILUTED EARNINGS (LOSS) PER SHARE         $        -  $   (.04)  $    (.01) $    (.05)
                                           ========== =========  ========== ===========
AVERAGE WEIGHTED SHARES
        OUTSTANDING                        9,687,753  9,584,381   9,687,753  9,560,779
                                           ========== =========  ==========  ==========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD ENDED NOVEMBER 30, 2000 AND THE YEAR ENDED MAY 31, 2000


                                             Common Stock    Additional
                                            ---------------    Paid-In   Accumulated
                                            Shares   Amount    Capital    (Deficit)
                                            -------  ------  ----------  -----------
Balance, May 31, 1999                     9,520,138  $9,520  $1,137,019  $  (781,421)

        Issued for cash                      83,516      84     236,219

        Issued in accordance with
          stock option plan                  36,000      36      35,964

        Issued in exchange for debt          11,099      11      44,383

        Issued in exchange for services      35,000      35      34,965

        Net loss                                                            (791,529)
                                         ----------  ------   ---------  ----------

Balance, May 31, 2000                     9,685,753  $9,686  $1,488,550  $(1,572,950)

        Issuance of stock for cash            2,000       2         196

        Net income (loss)                                                  (130,990)
                                         ----------  ------  ---------   ----------
Balance, November 30, 2000                9,687,753  $9,688  $1,488,746 $(1,703,940)
                                         ==========  ======  ==========  ==========


    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999



                                          For the Six Months Ended  November 30,
                                                2000              1999
                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                    $(130,990)         $(514,065)
Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities -
        Depreciation and amortization           20,692             19,998
        Recognition of pro rata share of
          AquaTerra Joint Venture
          liabilities in excess of assets       17,674                  -
Changes in operating assets -
        (Increase)decrease in accounts
               receivable                     (429,335)            20,723
        Decrease in prepayments                  8,695                  -
        Decrease in deposits and other           2,500                  -
        Changes in operating liabilities -
        Increase in accounts payable
          and accrued expenses                 138,512             79,871
        Increase (decrease) in deferred
               Income                         (163,555)           200,000
                                              ---------         ---------
               Net cash provided by (used in)
                 operating activities         (535,807)          (193,473)
                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                     (511)            (9,147)
        Patent costs                                 -             (1,739)
                                              ---------         ---------
               Net cash used in
                 investing activities             (511)           (10,886)
                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowing                643,265                  -
        Proceeds from sale of common stock         198            277,395
        Loan principal payments               (144,605)            (5,264)
                                              ---------         ---------
               Net cash provided by
                 financing activities          498,858            272,131
                                              ---------         ---------
NET INCREASE (DECREASE) IN CASH                (37,460)            67,772

CASH, BEGINNING OF THE YEAR                       (162)             6,942
                                              ---------         ---------
CASH, END OF THE YEAR                          (37,622)         $  74,714
                                              =========         =========
SUPPLEMENTAL INFORMATION
        Interest paid                        $ 100,028          $       -
                                              =========         =========

    - See accompanying notes to consolidated condensed financial statements -

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of November 30, 2000 and for the three and six month periods then ended and the three month and six month periods ended November 30, 1999 have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 2000, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 2000. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.


NOTE 2. GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiaries do not have sufficient cash to continue operations. Therefore the Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of attempting to raise additional capital and believes that there is a substantial market for the Company's technology.

NOTE 3.  AQUATERRA JOINT VENTURE

During July 1999, the Company entered into a joint venture agreement with AquaTerra Technologies, LLC to perform environmental remediation of oil and water in the state of California. The Company has a 20% interest in this joint venture and AquaTerra Technologies, LLC has an 80% interest in the joint venture. The Company sold and received payment from the joint venture for a $200,000 licensing fee. The Company deferred income recognition at the time the payment was received, pending commercial application of the licensed technologies by the joint venture. The joint venture commenced commercial operations and the company recognized licensing fee income of $163,555 with the balance of $36,445 representing the Company's 20% interest in the unamortized portion of the licensing fees on the joint ventures books remaining in deferred income.

In accordance with joint venture accounting, the Company has accrued as a liability on its books, its pro rata share of the joint ventures liabilities in excess of its assets. As of November 30, 2000, the Company's pro rata share of the joint ventures liabilities in excess of its assets was $17,674.

NOTE 4.  FINANCING ARRANGEMENT WITH CARMINE FUNDING CORPORATION

During May of 2000, the company entered into an Master Accounts Receivable Purchase Agreement. Terms of this agreement call for Carmine Funding Corporation ("Carmine") to purchase certain accounts from the Company for an agreed upon price. These sales were made with recourse to the Company, therefore, the underlying receivables sold and the related obligations remain on the Company's books. As of November 30, 2000 the Company had received $433,228 in sales proceeds of which Carmine had received payments totaling $144,695 and the Company was obligated on $446,711 as yet uncollected receivables. This $446,711 is reflected in notes payable on the Company's books at November 30, 2000.


NOTE 5. NEW LICENSING AGREEMENTS

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

Calvin Ishmael Contractors, LLC - This licensing agreement covers the state of Louisiana. The licensee has agreed to pay a $30,000 licensing fee on or before July 15, 2001. The Company is also entitled to a royalty of 12% of gross sales with a minimum royalty of $4.40 per ton of treated soil.


NUI Environmental Group, Inc. - This licensing agreement covers the remediation of dredged materials in the New York/New Jersey area, and throughout the world on a project by project basis. The licensee paid a $100,000 licensing fee. The Company is also entitled to a royalty fee of 12% of gross sales or a minimum royalty fee of $51,000 per quarter.

The company does not recognize licensing fees received as income until such time as the licensee utilizes the licensed technology on a commercial basis. During the three months ended November 30, 2000, the Company recognized $163,555 in licensing fee income.

NOTE 6 - SUBSEQUENT EVENTS

BANK FINANCING - On December 12, 2000, the Company borrowed $540,000 from RAI Funding, LLC. This loan bears interest at 4% over prime and is collateralized by the NUI Environmental Group, Inc. contract, accounts receivable and contract rights related to work to be performed in Jacksonville, Florida, certain accounts receivable and contract rights related to work to be performed for the U.S. Navy in Key West Florida, all of the Company's patents, and the personal guarantees of two of the Company's officers. The loan matures on December 10, 2001 and is payable in monthly principal installments of $17,000 through June 11, 2001 and $50,000 per month thereafter until maturity.

In connection with this loan, the Company issued warrants to purchase 200,000 shares of common stock at $1.00 per share, subject to certain price adjustments. The Company is obligated to register stock sufficient to make share issued pursuant to these warrants free trading and is subject to a penalty of $500 per day if a registration statement is not filed by January 26, 2001 as extended. The Company incurred $74,559 in legal fees, origination fees, and commissions associated with obtaining this loan.

SWARTZ AGREEMENT - On December 8, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") whereby Swartz agreed to purchase from the Company, from time to time as determined by specific formulas in the agreement, shares of the Company's common stock and accompanying warrants for a maximum aggregate offering amount of $20,000,000.

Amounts of shares to be purchased by Swartz on a monthly basis are the lesser of
(1) 1,500,000 shares, (2) 15% of the sum of the aggregate daily reported trading volumes, excluding trades of 20,000 or more for the past 20 trading days (3) the number of shares which at the purchase price equals $2,000,000 (4) or 9.9% of the number of shares previously outstanding on a fully diluted basis. The Company is obligated to file a registration statement by February 15, 2001 in an effort to insure that all shares purchased under this agreement become registered free trading shares. The Company is subject to a penalty of $500 per day for each day after February 15, 2001 if the registration statement is not filed.

The per share price which Swartz has agreed to pay is the lesser of (1) the market price per share minus $.10 or (2) 91% of the market price per share.

As additional consideration, the Company agreed to issue from time to time warrants to Swartz to purchase up to 800,000 shares of common stock. Warrants will be issued on a monthly basis equal to 10% of the number of shares sold to Swartz that month. The warrants will have an initial exercise price equal to the market price on the date of issuance but would be subject to a semi-annual reset provision.

The Company is obligated to sell Swartz a minimum of $1,000,000 shares of stock each six month period during the term of this agreement. Failure to comply with this provision would result in a penalty of up to $100,000 per six month period.

PROPOSED SALE OF JOINT VENTURE INTEREST - The Company is currently negotiating the sale of its 20% joint venture interest in AquaTerra Joint Venture to a third party. If the Company sells it's interest in this joint venture for $60,000 it would recognize a $77,674 gain on the sale and would also recognize as licensing fee income $36,445 in currently deferred licensing fee income resulting in income recognition of $114,119 in total.

NOTE 7 - CONTINGENT LIABILITY

On January 24, 2001, David N. Shroff, William W. Rippetoe, and two of their affiliated companies, Excalibur Oil Company and Universal Environmental Technologies, Inc (the "Other Affiliated Companies") along with the Company, entered into a Settlement Agreement with Ground Floor Capital, LC and certain of its affiliated persons and entities (the "GFC Group") that settled a judgment against Mr. Shroff, Mr. Rippetoe and the Other Affiliated Companies in the amount of approximately $250,000. Pursuant to the Settlement Agreement, Messrs. Shroff and Rippetoe and the Other Affiliated Companies agreed to pay GFC installments of $50,000 commencing with the execution of the Settlement Agreement and on February 15, 2001, April 15, 2001, June 15, 2001 and ending with a final payment due September 30, 2001. As of February 15, 2001, $60,000 had been paid to the GFC Group and $40,000 was due and owing the GFC Group. The Company is contingently liable for these payments.

As part of the Settlement Agreement, certain existing contractual arrangements between the Company and the GFC Group were amended, including the terms of a License Agreement granting to the GFC Group a worldwide exclusive license to use the Company's intellectual property for air conditioning and refrigeration industries and applications.

The Company has agreed with Messrs. Shroff and Rippetoe to lend them funds to pay their obligations under the Settlement Agreement to the extent the Company elects and is able to do so. While any funds are due and owning the Company by Messrs. Shroff and Rippetoe pursuant to this agreement, each has agreed to forego the receipt of any salary or other compensation from the Company. As of February 15, 2001, $60,000 had be leant to Messrs. Shroff and Rippetoe as evidenced by a Note which, together with interest at the applicable federal rate, is due and payable at the maturity date of the Note which is February 15, 2005. The Note due the Company is subject to prepayment out of any proceeds received by Messrs. Shroff and Rippetoe from the sale by them of any stock in the Company, net of (1) any taxes due from such sale, (2) a monthly living allowance in lieu of salary from the Company and (3) any application of such proceeds to the payment of the amounts due under the Settlement Agreement.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of November 30, 2000 and its results of operations for the three and six month periods ended November 30, 2000 and 1999. The Consolidated Condensed Financial Statements and Notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to International Cavitation Technologies, Inc.'s, 2000 annual report on Form 10-KSB.

The financial statements for the three and six month periods ended November 30, 1999 were restated to defer the recording of licensing fees previously recognized as income of $480,000 and $680,000 respectively. This restatement is a result of the Company's change in accounting policies to deferred the recognition of licensing fee income until such time as the licensee utilizes the technology on a commercial basis.

COMPARISION OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

During the three months ended November 30, 2000, the Company reported net loss of $(24,631) compared to a net loss of $(420,746) for the comparable period in 1999. This change is due primarily to the following factors:

Revenues. During the three months ended November 30, 2000, revenues increased by 393% from $84,939 in 1999 to $418,993 in 2000. The following factors contributed to this increase in revenues (1) Soil remediation income increased by $336,000 from $6,664 in 1999 to $219,664 in 2000 and (2) Licensing fees income of $163,555 was recognized in 2000. The increase in soil remediation revenues reflects the Companies success in commercial application of its technologies. The $163,555 in licensing fees recognized as income during the current quarter was actually received during the fiscal year ended May 31, 2000 but was deferred until such time as AquaTerra Technologies, LLC, the licensee, began commercial operations utilizing the licensed technologies.

Cost Associated with Revenues. During the three months ended November 30, 2000, the Company incurred $138,004 in costs associated with revenues as compared to $56,107 for the comparable period in 1999. This increase is due primarily to an increase in soil remediation activities.

General and Administrative Expenses. General and administrative expenses decreased by 44% from $437,293 in 1999 to $245,308 during the comparable three month period in 2000. This decrease was due primarily to management's efforts to reduce the Company's general and administrative costs offset in part by the recognition of $108,475 in bad debts expense during the three months ended November 30, 2000.

Depreciation and Amortization. Depreciation and amortization increased by 3% from $10,010 during 1999 to $10,347 during the comparable period in 2000. This increase is due primarily to the addition of equipment subsequent to November of 1999.

Interest Expense. Interest expense went from $2,275 in 1999 to $49,965 for the comparable three month period in 2000. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors in 1999.

COMPARISION OF THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

During the six months ended November 30, 2000, the Company reported a net loss of $(355,697)compared to a net loss of $(514,065) for the comparable period in 1999. This change is due primarily to the following factors:

Revenues. During the six months ended November 30, 2000, revenues increased by 811% from $84,939 in 1999 to $774,027 in 2000. The following factors contributed to this increase in revenues (1) Soil remediation income increased by 66% from $159,844 in 1999 to $265,698 in 2000 and (2) Licensing fees income of $263,555 were recognized in 2000. The increase in soil remediation revenues reflects the Companies success in commercial application of its technologies. $163,555 in licensing fees recognized as income during 2000 was actual received during the fiscal year ended May 31, 2000 but was deferred until such time as AquaTerra Technologies, LLC, the licensee, began commercial operations utilizing the licensed technologies. The remaining $100,000 in licensing fee revenues was received during the current year.

Cost Associated with Revenues. During the six months ended November 30, 2000, the Company incurred $400,036 in costs associated with revenues as compared to $86,819 for the comparable period in 1999. This increase is due primarily to an increase in soil remediation activities. Included in 2000 is $140,722 in costs associated with two projects in which the Company generated no revenues. These projects were undertaken on a contingency fee basis based on soil samples provided by customers. These soil samples proved to not be representative of the soil to be remediated and contained significant amounts of types of pollutants not easily removed by the Company's patented technologies. The Company was progressing on remediation solutions for these types of contaminates but ceased operations due to lack of sufficient funds for research and development.

General and Administrative Expenses. General and administrative expenses decreased by 43% from $678,307 in 1999 to $384,259 during the comparable six month period in 2000. This decrease was due primarily to management's efforts to reduce the Company's general and administrative costs offset in part by the recognition of bad debts expense of $108,475 during the six months ended November 30, 2000.

Depreciation and Amortization. Depreciation and amortization increased by 3% from $19,998 during 1999 to $20,694 during the comparable period in 2000. This increase is due primarily to the addition of equipment subsequent to November of 1999.

Interest Expense. Interest expense went from $4,534 in 1999 to $100,028 for the comparable six month period in 2000. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors in 1999.

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

At November 30, 2000 the Company had a working capital deficit of $(379,470) and a deficit net worth of $(205,508) compared with a $(107,804) working capital deficit and negative net worth of $(74,714) at May 31, 2000. The Company and its subsidiaries had a cash overdraft of $37,621 at November 30, 2000. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's survival is dependent on the Company's ability to continue to sell licensing agreements, to enter into profitable soil and water remediation contracts, and to earn royalties from the use of its patented technologies.

Subsequent to November 30, 2000 the Company was able to obtain a working capital loan in the amount of $540,000. Proceeds from this loan will be used to pay past due accounts payable and to fund current operations.

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

Net cash used in operating activities for the six months ended November 30, 2000 was $(535,807) as compared to $(193,473) net cash used in operations for the six months ended November 30, 1999. This use of cash in operations is due part to a $429,335 increase in accounts receivable offset in part by a $163,555 increase in accounts payable.

Investing Activities

Net cash used in investing activities was $(511) for the six months ended November 30, 2000 as compared to $(10,806) for the comparable period in 1999.

Financing Activities

Net cash flow provided by financing activities was $498,858 for the six months ended November 30, 2000 as compared to $272,131 for the comparable period in 1999. This increase is attributable primarily to increase borrowing .


                            PART II OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  International Cavitation Technologies, Inc.

Date: March 1, 2001              /s/ David Shroff, Chairman