Form 10QSB
period 2001-02-28
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2001-04-23
CIK 313109

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

                                   Form 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28,2001

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 28,2001, there were 10,094,420 shares of the Registrant's Common Stock outstanding.

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

                  INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       FEBRUARY 28, 2001 AND MAY 31, 2000


                                     ASSETS


                                              February 28,2001    May 31, 2000
                                                (Unaudited)
                                              ----------------    ------------
Current assets:

  Cash                                           $   41,663       $        -
  Accounts receivable, net of allowance
   for bad debts of $165,002 and $0,
   respectively, at February 28, 2001
   and May 31, 2000                                 348,615          240,710
  Advances to affiliates                                  -                -
  Prepaid consulting fees & expenses                     33           11,728
  Employee advances                                   9,000                -
  Notes receivable - affiliates                      60,362                -
  Note receivable                                    60,000                -
                                                 ----------       ----------

                 Total current assets               519,673          252,438
                                                 ----------       ----------
Equipment and patents, at cost:
  Equipment                                         178,517          178,006
  Patents                                           260,627          260,627
                                                 ----------       ----------
                                                    439,144          438,633
  Less accumulated depreciation
                 and amortization                  (179,484)        (148,443)
                                                 ----------       ----------
                                                    259,660          290,190

Deposits and other                                   59,923            7,900
                                                 ----------       ----------
                                                 $  839,256       $  550,528
                                                 ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Cash overdraft                                 $        -       $      162
  Accounts payable                                  277,315          185,278
  Accounts payable - affiliates                       3,563           48,937
  Accumulated interest payable                       40,541                -
  Accrued liabilities                                64,292           38,365
  Note payable - affiliate                           87,500           87,500
  Notes payable                                     847,475                -
                                                 ----------       ----------
                 Total current liabilities        1,320,686          360,242
                                                 ----------       ----------
DEFERRED REVENUES                                    65,000          265,000
                                                 ----------       ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,094,420 and 9,685,753 shares
     issued and outstanding at February 28,
     2001 and May 31, 2000,
     respectively                                    10,094            9,686
  Additional paid-in capital                      1,488,747        1,488,550
  Accumulated deficit                            (2,045,271)      (1,572,950)
                                                 ----------       ----------
                                                   (546,430)         (74,714)
                                                 ----------       ----------
                                                 $  839,256       $  550,528
                                                 ==========       ==========


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000




                                                        For the Three Months      For the Nine Months
                                                           Ended February          Ended February
                                                  ---------------------------   -----------------------
                                                    28, 2001        29, 2000     28, 2001     29, 2000
                                                  ----------       ---------    ---------     ---------

REVENUES                                          $  290,855      $  66,894    $1,064,882    $ 322,487

COSTS ASSOCIATED WITH REVENUES                       (19,053)         3,663       380,983       90,482
                                                  ----------      ---------    ----------    ----------

GROSS PROFIT (LOSS)                                  309,908         63,231       683,899      232,005
                                                  ----------      ---------    ----------    ----------
EXPENSES:
       General and administrative                    610,903        292,601       995,162      970,908
       Depreciation and amortization                  10,348         10,873        31,042       30,871
                                                  ----------      ---------    ----------    ----------
                                                     621,251        303,474     1,026,204    1,001,779
                                                  ----------      ---------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS                       (311,343)      (240,243)     (342,305)    (769,774)
                                                  ----------      ---------    ----------    ----------
OTHER INCOME (EXPENSE):
       Interest expense                              (29,988)        (2,187)     (130,016)      (6,721)
                                                  ----------      ---------    ----------    ----------
                                                     (29,988)        (2,187)     (130,016)      (6,721)
                                                  ----------      ---------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                   (341,331)      (242,430)     (472,321)    (776,495)

INCOME TAX EXPENSE                                         -              -             -            -
                                                  ----------      ---------    ----------    ----------
NET INCOME (LOSS)                                 $ (341,331)     $(242,430)   $ (472,321)   $(776,495)
                                                  ==========      =========    ==========    ==========
BASIC EARNINGS (LOSS) PER SHARE                   $    (0.03)     $   (0.03)   $    (0.05)   $   (0.08)
                                                  ==========      =========    ==========    ==========
AVERAGE WEIGHTED BASIC SHARES
     OUTSTANDING                                   9,940,198      9,598,248     9,763,394    9,573,000
                                                  ==========      =========    ==========    ==========


          See accompanying notes to consolidated financial statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD ENDED FEBRUARY 28, 2001 AND THE YEAR ENDED MAY 31, 2000





                                                                        Additional
                                            Common Stock                 Paid-In     Accumulated
                                      -----------------------
                                      Shares           Amount            Capital       Deficit
                                      ------           ------         ----------     -----------
Balance, May 31, 1999               9,520,138       $  9,520         $ 1,137,019     $ (781,421)

  Issued for cash                      83,516             84             236,219

  Issued in accordance with
    stock option plan                  36,000             36              35,964              -

  Issued in exchange for debt          11,099             11              44,383              -

  Issued in exchange for services      35,000             35              34,965              -

  Net loss                                  -              -                   -       (791,529)
                                  -----------       --------          ----------    ------------
Balance, May 31, 2000               9,685,753          9,686           1,488,550     (1,572,950)

  Issuance of stock for cash          408,667            408                 197              -

  Net loss                                 -               -                   -       (472,321)
                                  -----------       --------          ----------     -----------
Balance, February 28, 2001         10,094,420       $ 10,094         $ 1,488,747   $ (2,045,271)
                                  ===========       ========          ==========     ===========



          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL CAVITATION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE PERIODS ENDED FEBRUARY 28, 2001



                                                          For the Nine Months Ended February 28,
                                                               2001                2000
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                           $   (472,321)         $  (776,495)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Depreciation and amortization                              31,042               30,871
     Changes in operating assets (increase) decrease -
          Accounts  receivable                                (107,905)            (836,464)
          Advances to subsidiaries                              11,695              (80,432)
          Employee advances                                     (9,000)                   -
          Notes receivable                                    (120,362)                   -
     Changes in liabilities increase (decrease) -
          Accounts payable and
            accrued expenses                                   113,131              186,722
          Deferred income                                     (200,000)           1,150,000
                                                            -----------         ------------
     Net cash provided by (used in) operating activities      (753,720)            (325,798)
                                                            -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in other assets                                  (52,026)                   -
     Patent costs                                                    -                    -
     Capital Expenditures                                         (511)             (18,386)
                                                            -----------         ------------
     Net cash (used in) investing activities                   (52,537)             (18,386)
                                                            -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan borrowing (Repayment)                                 847,475              (5,264)
     Proceeds from sale of common stock                             607             258,895
                                                            ------------        ------------
     Net cash provided by financing activities                  848,082             353,631
                                                            ------------        ------------

NET INCREASE (DECREASE) IN CASH                                  41,825               9,447

CASH, BEGINNING OF THE YEAR                                        (162)              6,942
                                                            ------------        ------------

CASH, END OF THE PERIOD                                    $     41,663         $    16,389
                                                            ============        ============


          See accompanying notes to consolidated financial statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     February 28, 2001 and February 29, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements as of February 28, 2001 and for the three and nine month periods then ended and the three month and nine periods ended February 29, 2000 have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the May 31, 2000, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended May 31, 2000. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the three-month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.


NOTE 2. GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company and its subsidiaries do not have significant cash to continue operations and is currently in default on certain of its debt obligations. Therefore the Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses and to service its existing debt obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is in the process of attempting to raise additional capital and believes that there is a substantial market for the Company's technology.

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

During the second quarter of 2001, the joint venture commenced commercial operations and the Company recognized licensing fee income of $163,555 with the balance of $36,445 representing the Company's 20% interest in the unamortized portion of the licensing fees on the joint venture's books remaining in deferred income at that time. During the third quarter, the Company sold its interest in this joint venture for $60,000, consisting of a $10,000 cash payment, which was received subsequent to February 28, 2001 and a one-year note receivable in the amount of $50,000. This note bears interest at the rate of 6% per annum with interest to be paid at maturity. This sale resulted in a gain of $90,142 and the recognition of deferred licensing fee income in the amount of $36,445.

NOTE 4.  FINANCING ARRANGEMENT WITH CARMINE FUNDING CORPORATION

During May of 2000, the Company entered into a Master Accounts Receivable Purchase Agreement. Terms of this agreement call for Carmine Funding Corporation ("Carmine") to purchase certain accounts from the Company for an agreed upon price. These sales were made with recourse to the Company, therefore, the underlying receivables sold and the related obligations remain on the Company's books. As of November 30, 2000, the Company had received $433,228 in sales proceeds of which Carmine had received payments totaling $144,695 and the Company was obligated on $446,711 as yet uncollected receivables. This $446,711 is reflected in notes payable on the Company's books at February 28,2001. During March 2001, Carmine filed suit against the Company for failure to meet certain recourse provisions of this agreement. The Company has accrued an additional $77,743 to cover additional fees, which Carmine is entitled to collect on this loan.

NOTE 5. NEW LICENSING AGREEMENTS

During the nine months ended February 28,2001, the Company entered into three new sublicensing agreements as follows:

Scandinavian Cavitation Technologies, Inc. - This licensing agreement covers the use of the Company's patented technology in Germany. The licensee has agreed to pay a $300,000 licensing fee, with $150,000 to be paid or before July 15, 2001, and the remaining balance to be paid on or before July 15, 2002. The Company also is entitled to a royalty of 12% of gross sales with a minimum royalty of $3.50 per ton of treated soil and $.005 per gallon of treated water. The licensing fee has not been recorded for financial reporting purposes as of February 28, 2001.

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

The Company does not recognize licensing fees received as income until such time as the licensee utilizes the licensed technology on a commercial basis. During the three months ended February 28, 2001, the Company recognized $36,445 in licensing fee income.

NOTE 6 - RAI FUNDING, LLC LOAN

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

In connection with this loan, the Company issued warrants to purchase 200,000 shares of common stock at $1.00 per share, subject to certain price adjustments. The Company is obligated to register stock sufficient to make shares issued pursuant to these warrants free trading and is subject to a penalty of $500 per day if a registration statement is not filed by January 26, 2001 as extended. The Company incurred $74,559 in legal fees, origination fees, and commissions associated with obtaining this loan. As of February 28, 2001, the Company had not filed a registration statement for its stock and had accrued $11,500 in penalties associated with this contractual obligation.

NOTE 7 - SWARTZ AGREEMENT

On December 8, 2000 the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") whereby Swartz agreed to purchase from the Company, from time to time as determined by specific formulas in the agreement, shares of the Company's common stock and accompanying warrants for a maximum aggregate offering amount of $20,000,000.

Amounts of shares to be purchased by Swartz on a monthly basis are the lesser of
(1) 1,500,000 shares, (2) 15% of the sum of the aggregate daily reported trading volumes, excluding trades of 20,000 or more for the past 20 trading days (3) the number of shares which at the purchase price equals $2,000,000 (4) or 9.9% of the number of shares previously outstanding on a fully diluted basis. The Company is obligated to file an SB 2 registration statement by February 15, 2001 in an effort to insure that all shares purchased under this agreement become registered free trading shares. The Company is subject to a penalty of $500 per day for each day after February 15, 2001 if the registration statement is not filed.

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

The Company is obligated to sell Swartz a minimum of 1,000,000 shares of stock each six month period during the term of this agreement. Failure to comply with this provision would result in a penalty of up to $100,000 per six month period.

During January of 2001, the Company was notified that Swartz desired to change certain terms of this agreement to better comply with federal regulations. No final agreement could be reached on these changes and the Company has notified Swartz of its intentions to cease further negotiations on this contract.

NOTE 8 - SUBSEQUENT EVENTS

On April 10,  2001,  the Company  entered into a licensing  agreement  with Soil
Savers, Inc.("Soil Savers"). This licensing agreement grants an exclusive license to Soil Savers to use the Company's licensed technologies within fixed based facilities in the state of Florida and an non-exclusive license to use the technology in fix based facilities world wide. The Company is to receive a licensing fee of $100,000 with $15,000 due by July 10, 2001, and the balance due within one year. The Company is also to receive royalty payments equal to 12% of job revenues related to soil remediation and 5% of job revenues relating to projects relating to water treatment.

NOTE 9 - CONTINGENT LIABILITY

On January 24, 2001, David N. Shroff, William W. Rippetoe, and two of their affiliated companies, Excalibur Oil Company and Universal Environmental Technologies, Inc. (the "Other Affiliated Companies") along with the Company, entered into a Settlement Agreement with Ground Floor Capital, LC and certain of its affiliated persons and entities (the "GFC Group") that settled a judgment against Mr. Shroff, Mr. Rippetoe and the Other Affiliated Companies in the amount of approximately $250,000. Pursuant to the Settlement Agreement, Messrs. Shroff and Rippetoe and the Other Affiliated Companies agreed to pay the GFC Group installments of $50,000 commencing with the execution of the Settlement Agreement and on February 15, 2001, April 15, 2001, June 15, 2001 and ending with a final payment due September 30, 2001. As of February 28, 2001, $60,000 had been paid to the GFC Group and $40,000 was due and owing the GFC Group. The Company is contingently liable for these payments.

As part of the Settlement Agreement, certain existing contractual arrangements between the Company and the GFC Group were amended, including the terms of a License Agreement granting to the GFC Group a worldwide exclusive license to use the Company's intellectual property for air conditioning and refrigeration industries and applications.

The Company has agreed with Messrs. Shroff and Rippetoe to lend them funds to pay their obligations under the Settlement Agreement to the extent the Company elects and is able to do so. While any funds are due and owing the Company by Messrs. Shroff and Rippetoe pursuant to this agreement, each has agreed to forego the receipt of any salary or other compensation from the Company. As of February 28, 2001, $60,000 had been loaned to Messrs. Shroff and Rippetoe as evidenced by a Note which, together with interest at the applicable federal rate, is due and payable at the maturity date of the note which is February 15, 2005. The Note due the Company is subject to prepayment out of any proceeds received by Messrs. Shroff and Rippetoe from the sale by them of any stock in the Company, net of (1) any taxes due from such sale, (2) a monthly living allowance in lieu of salary from the Company and (3) any application of such proceeds to the payment of the amounts due under the Settlement Agreement. Accordingly during the third quarter, Mr. Rippetoe sold 42,500 shares of common stock of the Company owned by him. The proceeds were used to reduce the above mentioned indebtedness of Messrs. Shroff and Rippetoe.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to September of 1998, the Company was in the development stage.

The following discussion is intended to assist in an understanding of the Company's financial position as of February 28, 2001 and its results of operations for the three and nine-month periods ended February 28, 2001 and February 29, 2000. The Consolidated Condensed Financial Statements and
accompanying notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to International Cavitation Technologies, Inc.'s, Inc.'s 2000 annual report on Form 10-KSB.

The financial statements for the three and nine month periods ended February 29, 2000 were restated to defer the recording of licensing fees previously recognized as income of $470,000 and $1,150,000 respectively. This restatement is a result of the Company's change in accounting policies to defer the recognition of licensing fee income until such time as the licensee utilizes the technology on a commercial basis.

COMPARISION OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

During the three months ended February 28, 2001, the Company reported net loss of $(341,331) compared to a net loss of $(242,430) for the comparable period in 2000. This change is due primarily to the following factors:

Revenues. During the three months ended February 28, 2001, revenues increased by 335% from $66,894 in 2000 to $290,855 in 2001. The following factors contributed to this increase in revenues (1) Soil remediation income increased by $54,526 from $42,127 in 2000 to $96,653 in 2001, (2) Licensing fees income of $52,570 were recognized in 2001, and (3) Gain on sale of an asset of $90,142 was recognized in 2001. The increase in soil remediation revenues reflects the Company's success in commercial application of its technologies.

Cost Associated with Revenues. During the three months ended February 28, 2001, the Company incurred a credit of $(19,053) in costs associated with revenues as compared to $3,663 for the comparable period in 2000. This decrease is due to the reclassification of labor costs, which were incorrectly charged to the cost of jobs rather than to general and administrative expenses.

General and Administrative Expenses. General and administrative expenses increased by 109% from $292,601 in 2000 to $610,903 during the comparable three month period in 2001. This increase was due primarily to the reclassification of labor costs to general administrative expenses, which were previously allocated to job costs.

Depreciation and Amortization. Depreciation and amortization decreased by 5% from $10,873 during 2000 to $10,348 during the comparable period in 2001.

Interest Expense. Interest expense increased from $2,187 in 2000 to $29,988 for the comparable three-month period in 2001. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors during the three month period ended February 29, 2000.

COMPARISION OF THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

During the nine months ended February 28, 2001, the Company reported a net loss of $(472,321) compared to a net loss of $(776,495) for the comparable period in 2000. This change is due primarily to the following factors:

Revenues. During the nine months ended February 28, 2001, revenues increased by 230% from $322,487 in 2000 to $1,064,882 in 2001. The following factors contributed to this increase in revenues (1) Soil remediation income increased by 82% from $199,399 in 2000 to $362,351 in 2001 and (2) Licensing fees income of $316,125 were recognized in 2001, and (3) Collider sales of $159,000 were recognized in 2001. The increase in soil remediation revenues reflects the Company's success in commercial application of its technologies. $163,555 in licensing fees recognized as income during 2000 was actual received during the fiscal year ended May 31, 2000 but was deferred until such time as AquaTerra Technologies, LLC, the licensee, began commercial operations utilizing the licensed technologies. The remaining $100,000 in licensing fee revenues was received during the current year.

Cost Associated with Revenues. During the nine months ended February 28, 2001, the Company incurred $380,983 in costs associated with revenues as compared to $90,482 for the comparable period in 2000. This increase is due primarily to an increase in soil remediation activities. Included in 2001 is $140,722 in costs associated with two projects in which the Company generated no revenues. These projects were undertaken on a contingency fee basis based on soil samples provided by customers. These soil samples proved to not be representative of the soil to be remediated and contained significant amounts of types of pollutants not easily removed by the Company's patented technologies. The Company was progressing on remediation solutions for these types of contaminates but ceased operations due to lack of sufficient funds for research and development.

General and Administrative Expenses. General and administrative expenses increased by 3% from $970,908 in 2000 to $995,162 during the comparable nine month period in 2001. This increase was due primarily to the recognition of bad debts expense of $108,475 during the nine months ended February 28, 2001 offset in part by management's efforts to reduce the Company's general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased by 1% from $30,871 during 2000 to $31,042 during the comparable period in 2001.

Interest Expense. Interest expense went from $6,721 in 2000 to $130,016 for the comparable nine-month period in 2001. This increase is due primarily to the cost of factoring accounts receivable. No accounts receivable had been sold to factors during the nine months ended February 29, 2000.

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

At February 28, 2001 the Company had a working capital deficit of $(772,013) and a deficit net worth of $(546,430) compared with a $(107,804) working capital deficit and negative net worth of $(74,714) at May 31, 2000. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's survival is dependent on the Company's ability to continue to sell licensing agreements, to enter into profitable soil and water remediation contracts, and to earn royalties from the use of its patented technologies.

During December 2000, the Company was able to obtain a working capital loan in the amount of $540,000. The proceeds from this loan was used to pay past due accounts payable and to fund current operations.

Management is currently negotiating terms on certain licensing agreements, which management believes will provide cash for current operations. Also management anticipates earning royalty fees from certain licensees within a short period of time.

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

Net cash used in operating activities for the nine months ended February 28, 2001 was $(753,720) as compared to $(325,798) net cash used in operations for the nine months ended February 29, 2000. This use of cash in operations is due part to a $136,905 increase in accounts receivable offset in part by a $130,167 increase in accounts payable.

Investing Activities

Net cash used in investing activities was $(52,026) for the nine months ended February 28, 2001 as compared to $(18,386) for the comparable period in 2000.

Financing Activities

Net cash flow provided by financing activities was $848,082 for the nine months ended February 28, 2001 as compared to $353,631 for the comparable period in 2000. This increase is attributable primarily to increase borrowing.



                            PART II OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     International Cavitation Technologies, Inc.

Date: April 23, 2001                 /s/ David Shroff, Chairman
                                     --------------------------
                                         David Shroff, Chairman