Form 10KSB
period 2001-05-31
INTERNATIONAL CAVITATION TECHNOLOGIES INC
filed 2001-09-21
CIK 313109

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
       1934

                     For the Fiscal Year ended May 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-28318

                   International Cavitation Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)

                 Colorado                                 84-0768695
                 --------                                 ----------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification Number)

                             12407 S. Memorial Drive
                              Bixby, Oklahoma 74008
                              ---------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (918) 369-5950
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:         NONE

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                                                     ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State the issuer's revenues for its most recent fiscal year: $

         The aggregate market value of the Common Stock held by non-affiliates of the issuer has been indeterminable within the last 60 days as there has been no market for such Common Stock.

         The number of shares outstanding of the issuer's Common Stock as of August 31, 2001, was 12,311,162.

         Transitional Small Business Disclosure Format (check one):

         Yes    No X
            ---   ---

                   INTERNATIONAL CAVITATION TECHNOLOGIES, INC.

                         2001 Form 10-KSB Annual Report

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

  9.    Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act

  10.   Executive Compensation

  11.   Security Ownership of Certain Beneficial Owners and Management

  12.   Certain Relationships and Related Transactions

  13.   Exhibits and Reports on Form 8-K

        Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         International Cavitation Technologies, Inc. (the "Company) utilizes technology to perform environmental remediation and to enhance the recovery of natural resources. The Company also licenses its Ion Collider technology to third parties. It's primary assets consist of five patents and know-how related to Ion Collider technology. The Ion Collider is a device/technology that permanently affects the molecular structure of all organic fluids, gases and liquids. In its simplest form, the Ion Collider exists as a coaxial tube, in which liquids or gas flow into the inner tube and exits into the outer tube via perforations. The perforations in the inner tube cause jets of the liquid or gas to impact the outer tube via perforations. The jets impact a copper catalyst (lining the interior of the outer tube) while simultaneously reaching a point of minimal pressure, thereby inducing vaporization of the media. As the bubbles move toward the area of higher pressure, they collapse and induce areas of locally high temperatures and pressures. This rapid creation and collapse of bubbles, or cavitation, coupled with the copper catalyst cause the medium to undergo thermal, electrical and sonochemical reactions within the device. Together, these reactions affect the molecular structure of the medium in a manner that, depending on the original nature of the liquid or gas being treated, produces beneficial effects that include:

1.       Changes in viscosity
2.       Greater volatility
3.       Enhanced lubricity
4.       Enhanced molecular homogeneity
5. Reduction or elimination of nonhomogenous materials entrained or emulsified in the medium
6.       Enhanced heat exchange properties
7.       Greater combustion efficiencies
8.       Separation of dissimilar components

         The Company's present goal is to oversee the commercial implementation of its various patented processes. It anticipates that revenues will be generated from licensing fees, royalties from the use of this technology by third parties, and for services rendered in the commercial application of these patented technologies.

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

         Since the September, 1998 acquisition, the Company's activities have consisted primarily of the development of its Ion Collider technology and the licensing of the technology to third parties. Effective May 31, 1999, the Company acquired all of the capital stock of an affiliated entity, Big Blue Inc., for $50,000 in cash plus 50,000 shares of the Company's Common Stock. Prior to its acquisition, Big Blue performed various environmental remediation and consulting services for third parties utilizing technology licensed to it by ICT. This licensing agreement went into effect on January 1, 1999, and called for ICT to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. During the fiscal year ended May 31, 2000, Big Blue continued to perform remediation services for third parties and to sub license its technology to various third party licensees. Big Blue discontinued active soil remediation services on April 30, 2001, but will continue to license and joint venture its technology.

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

         The Company entered into a licensing agreement with Big Blue which went into effect on January 1, 1999, and called for the Company to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. During the fiscal year ended May 31, 2001, Big Blue continued to perform remediation services for third parties and to sub license its technology to various third party licensee. However, Big Blue discontinued active soil remediation services on April 30, 2001, but will continue to license and joint venture its technology.

         In developing the Ion Collider technology, numerous applications were conceived. To date, the Company has identified 59 applications for the technology, each of which has undergone varying levels of testing. Currently, the most fully developed applications are soil remediation, dredging, water treatment and enhanced oil recovery.

Soil Remediation

         Soil remediation involves the cleansing of brownfields, sands, silts and clays contaminated with such toxins as volatile and semi-volatile organic compounds and various metals. Big Blue has completed projects in several states, with results exceeding the standards set by such states as Louisiana, Florida and Oklahoma.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         Since September 1998, the Company's administrative offices have been located at 12407 S. Memorial Drive, Bixby, Oklahoma 74008.

         The Company owns six patents on which it is currently earning licensing fees. In addition, it owns various trucks and equipment which utilize the Company's patented technology to perform various environmental remediation services on a contract basis for unrelated third parties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation as both plantiff and defendant. The Company does not consider the outcome of this litigation to be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted Over The Counter, Bulletin Board, under the symbol "ICTK." At August 30, 2001, the bid price for the Company's Common Stock was $0.187.

         The table below sets forth for the periods indicated the high and low bid quotations as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                      Quarter         High            Low
                                      -------         ----            ---

Fiscal Year Ended May 31, 1999         First         $1.125         $0.125
                                       Second        $1.687         $0.125
                                       Third         $7.875         $1.750
                                       Fourth        $7.875         $4.000

Fiscal Year Ended May 31, 2000         First         $7.000         $4.000
                                       Second        $7.000         $4.000
                                       Third         $5.250         $3.000
                                       Fourth        $4.500         $1.995

Fiscal Year Ended May 31, 2001         First         $1.800         $1.500
                                       Second        $1.500         $1.000
                                       Third         $1.000         $0.550
                                       Fourth        $0.550         $0.180



         Since its inception the Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

         At May 31, 2001, the Company had 1,191 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115, with a mailing address of P.O. Box 65665, Salt Lake City, Utah 84165; telephone number (801) 485-5555.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The Company discontinued operations in 1993 and was inactive until September 30, 1998, at which time it acquired all of the outstanding stock and stock warrants of the Company. The Company holds six patents, all of which were acquired in May, 1999. The Company entered into a licensing agreement with Big Blue effective January 1, 1999, which called for the Company to receive a licensing fee equal to 90% of all revenues generated by Big Blue utilizing the licensed technology and obligated the Company to pay 100% of Big Blue's operating and administrative expenses incurred in the generation of this revenue. For the five months ended May 31, 1999, the Company earned $255,153 in revenues and incurred $159,370 in reimbursed operating and general and administrative expenses in connection with this licensing agreement. This licensing agreement was terminated on May 31, 1999, the date Big Blue was acquired by the Company. During the fiscal year ended May 31, 2000, Big Blue continued to perform remediation services for third parties and to sub license its technology to various third party licensees.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Prior to September of 1998, the Company was in the development stage. As of May 31, 2001, the Company had consolidated assets of $312,485. The Company had ($220,118) in shareholders' equity as of May 31, 2001.

During the fiscal year ended May 31, 2001, the Company reported a net loss of $(451,323) compared to a net income of $57,931 for the comparable period in 2000. This change is due primarily to the following factors:

Revenues. During the twelve months ended May 31, 2001, revenues decreased by 1,715,786 in 2000 to $5,103 in 2001. Revenues decreased because the Company discontinued soil remediation activity in Big Blue, and the Company had no sales or new licenses of its collider technology.

Cost Associated with Revenues. During the twelve months ended May 31, 2001, the Company had not cost associated with Revenues.

General and Administrative Expenses. General and administrative expenses decreased from $1,098,696 in 2000 to $449,541 during the comparable twelve month period in 2001. This reduction is as a result of the discontinued operations of Big Blue, and in part by management's efforts to reduce the Company's general and administrative costs.

Depreciation and Amortization. Depreciation and amortization decreased from $41,218 during 2000 to $439 during the comparable period in 2001.

Interest Expense. Interest expense decreased from $8,415 in 2000 to $6,446 for the comparable nine-month period in 2001.

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

general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if realized, that they will have the expected consequences to or effects on the Company or its business or operations. At May 31, 2001 the Company had a working capital deficit of $(509,124) and a deficit net worth of $(220,118) compared with a $(531,153) working capital deficit and negative net worth of $835,743 at May 31, 2000. The Company's ability to continue as a going concern is dependent upon its ability to develop a market for its technology and to obtain adequate financing in the interim to cover its operating expenses. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Net cash used in operating activities for the twelve months ended May 31, 2001 was $(753,720) as compared to $(325,798) net cash used in operations for the twelve months ended May 31, 2000. This use of cash in operations is due part to a $136,905 increase in accounts receivable offset in part by a $130,167 increase in accounts payable.

Investing Activities

Net cash used in investing activities was $(52,026) for the twelve months ended May 31, 2001 as compared to $(18,386) for the comparable period in 2000.

Financing Activities

Net cash flow provided by financing activities was $848,082 for the twelve months ended May 31, 2001 as compared to $353,631 for the comparable period in 2000. This increase is attributable primarily to increase borrowing.

ITEM 7.  FINANCIAL STATEMENTS





                                Financial Report
                                ----------------


To the Board of Directors
and Stockholders of International Cavitation Technologies, Inc., (formerly Yellow Gold of Cripple Creek, Inc.)

We have not audited the accompanying consolidated balance sheet of International Cavitation Technologies, Inc. as of May 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

There is no opinion concerning the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Cavitation Technologies, Inc. at May 31, 2001, and the results of its consolidated operations, changes in stockholders' equity and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company and its subsidiaries do not have significant cash to develop their patents nor have they had significant profitable operations which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



August 31,2001

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2001



                                     ASSETS

Current assets:
     Cash                                                       $     5,273
     Accounts receivable                                             12,207
     Employee Advances                                                6,000
                                                                -----------

         Total current assets                                        23,480
                                                                -----------
Equipment and patents, at cost
     Equipment                                                        2,824
     Patents                                                        286,524
                                                                -----------

     Less accumulated depreciation and amortization                    (743)
                                                                -----------


Deposits                                                                400
                                                                -----------

Total assets                                                    $   312,485
                                                                ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts Payable                                         $   106,263
       Accounts payable - Big Blue                                  273,523
       Accrued liabilities                                          100,318
       Notes Payable                                                 52,500
                                                                -----------

         Total current liabilities                              $   532,604
                                                                -----------
Stockholders' equity

       Common stock $.001 par value, 50,000,000 shares
         authorized, 12,311,162 shares issued and outstanding        70,094
       Paid in capital                                            1,641,240
       Retained earnings (deficit) Prior Years                   (1,480,130)
       Retained earnings (deficit) Current Year                    (451,323)
                                                                -----------
                                                                   (220,118)
                                                                -----------

Total liabilities and stockholders' equity                      $   481,345
                                                                ===========


         The accompanying notes are an integral part of this statement.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000




                                                        2001            2000
                                                   ------------    ------------


Revenues from patent technologies                  $      5,103    $  1,715,786


Costs and expenses:
      Cost of revenues from patent technologies         521,526
      Organizational and patent development cost           --
      Administrative expense                            449,541       1,086,696
      Depreciation and amortization                         439          41,218
      Interest expense                                    6,446           8,415
                                                   ------------    ------------

                                                        456,426       1,657,855
                                                   ------------    ------------

Net income (loss)                                  $   (451,323)         57,931
                                                   ============    ============
Basic earnings (loss) per share                    $    (0.0365)            .01
                                                   ============    ============
Diluted earnings (loss) per share                  $    (0.0365)            .01
                                                   ============    ============
Weighted average shares outstanding                  12,311,162       9,646,753
                                                   ============    ============





        The accompanying notes are an integral part of these statements.

          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000




                                                           2001         2000
                                                         ---------    ---------
Cash Flows from Operating Activities:
     Net income (loss)                                   $(451,323)      57,931
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Amortization of patent costs                         --         41,218
         Changes in operating assets and liabilities:
            (Increase) Decrease in-
                  Accounts receivable                      830,170     (670,433)
                  Prepaid expenses                          47,170      (43,616)
                  Advances to related parties                 --           --
                  Accrued interest receivable                 --        (18,875)
            Increase (Decrease) in-
                  Accounts payable and accrued expenses    174,210      233,807

                                                         ---------    ---------

         Net cash (used in) operating activities           600,227     (399,968)
                                                         ---------    ---------

Cash Flows from Investing Activities:
     (Purchases) of patents and equipment                        0      (19,168)
     (Increase) in deposits                                      0         (400)
                                                         ---------    ---------

         Net cash (used in) investing activities                 0      (19,568)
                                                         ---------    ---------

Cash Flows from Financing Activities:
     Sale of common stock                                     --        412,694
     Loan proceeds                                            --           --
     Loan principal payments                                  --         (5,265)
                                                         ---------    ---------

         Net cash provided by financing activities            --        407,430
                                                         ---------    ---------

Net(decrease)increase in cash                               10,437      (12,106)
Cash, beginning of year                                     (5,164)       6,942
Subsidiary cash acquired                                         0         --
                                                         ---------    ---------
Cash (Overdraft), end of year                                5,273    $  (5,164)
                                                         =========    =========





        The accompanying notes are an integral part of these statements.


          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000



                                                   Common Stock           Additional
                                           --------------------------      Paid-in        Retained        Total
                                              Shares         Amount        Capital        Deficit         Equity
                                           -----------    -----------    -----------    -----------    -----------

Balance, May 31, 1998                        2,705,500    $     2,705    $   522,521    $  (543,917)   $   (18,691)

Effects of 4:1 reverse stock split on
    December 2, 1998                        (2,029,125)        (2,029)         2,029           --             --

    Issued in exchange for 100% of
      acquired subsidiary's outstanding
      stock                                  8,625,000          8,625        275,499           --          284,124

    Issued for cash, $.01 per share              8,000              8             72           --               80

    Issued in exchange for payable due
      at $.44 per share                         43,038             43         18,647           --           18,690

    Issued in exchange for payable due
      at $4 per share                           75,620             76        302,416           --          302,492

    Issued in exchange for subsidiaries'
      payables due at $4 per share              42,105             42        168,378           --          168,420

    Issued in connection with purchase
      of subsidiary at $0 per share             50,000             50            (50)          --             --

    To reflect deficit net worth of
      acquired subsidiary                         --             --         (152,493)          --         (152,493)

    Net loss                                      --             --             --         (237,504)      (237,504)
                                           -----------    -----------    -----------    -----------    -----------
Balance, May 31, 1999                        9,520,138    $     9,520    $ 1,137,019    $  (781,421)   $   365,118

    Issued for cash                             79,516             79        224,221           --          224,300

    Issued in accordance with
         Stock option plan                      36,000             36        143,964           --          144,000

    Issued in exchange for debt                 11,099             11         44,383           --           44,394

    Net income                                    --             --             --           57,931         57,931
                                           -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2000                        9,646,753    $     9,646    $ 1,549,587    $  (723,490)   $   835,743
                                           ===========    ===========    ===========    ===========    ===========

Issued for cash

    Issued in accordance with
         Stock option plan

    Issued in exchange for debt

Net income
                                           -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2001
                                           ===========    ===========    ===========    ===========    ===========


          INTERNATIONAL CAVITATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY YELLOW GOLD OF CRIPPLE CREEK, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2001 and 2000



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

ICT owns six patents to the use of Ion Collider technology to separate particles from liquids, for soil remediation, to enhance the recovery of crude oil, to increase the amount of hydrocarbons recoverable from underground reservoirs, and for water clarification.

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

NOTE 3.  JOINT VENTURES AND SUB-LICENSING AGREEMENTS

Aqua Terra Technologies
-----------------------
During August of 1999, Big Blue entered into a five year Joint Venture Agreement ("Agreement") with Aqua Terra, L.L.C. ("AT"), a California limited liability company, forming a California Joint Venture known as Aqua Terra Technologies ("ATT"). Pursuant to the Agreement, Big Blue granted ATT a non-exclusive license in the state of California to use the Company's patent rights and technology for environmental remediation and hydrocarbon enhancement purposes. Upon execution of the Agreement, AT contributed $300,000 in cash to ATT, and ATT paid Big Blue a one-time licensing fee of $200,000. As further consideration for the license, ATT will pay Big Blue a royalty equal to 12% of net job revenues, but in no event will the royalty be less than $3.50 per ton of soils treated, $5.00 per ton of sludge treated and $0.005 per gallon of liquids treated, unless otherwise agreed to in writing. BBI will be allocated 20% of ATT's profit or loss. This 20% equity interest in ATT was sold back to ATT in March 2000 for $10,000 cash and a $50,000 note payable in one year at 9% interest.

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

The $450,000 initial licensing fees are to be paid $20,000 at closing, which monies were collected during the year ended May 31, 2000, with the balance to be paid on a monthly basis in an amount equal to 10% of gross revenues less direct labor, equipment rentals, and chemicals associated with the revenues. Any unpaid balance would be due on November 29, 2000. The unpaid portion of these licensing fees totaled $480,000 at May 31, 2000, and bear interest at the rate of 6% per annum. The entire amount of the licensing fee has been recognized as income in the accompanying statement of operations for the year ended May 31, 2000.

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

Northeast Engineers and Consultants, Inc.
-----------------------------------------
On February 29, 2000, Big Blue entered into a sub-license agreement with Northeast Engineers and Consultants, Inc. ("NE&C"), a Rhode Island corporation. This sub-licensing agreement covers Rhode Island, Connecticut, Massachusetts, Vermont, New Hampshire, and Maine. This agreement calls for a licensing fee of $275,000 and royalty payments equal to 12% of gross job revenues with a minimum royalty fee of $4.00 per ton on soils treated and $.005 per gallon on water treated. This licensing fee is to be paid in full on or before May 31, 2001. For financial reporting purposes, this licensing fee receivable was discounted by $27,500 to reflect imputed interest. This discount is being amortized to interest income over the twelve months ended May 31, 2001.

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

Richard K. Rudolph
------------------
On January 31, 2000, the Company entered into a licensing agreement with Richard
K. Rudolph located in Naples, Florida. This agreement has a five-year term and covers the territory of Kuwait. In addition, the agreement calls for royalty payments equal to 5% of all gross revenues generated by Rudolph's use of the licensed technology and contains options for five-year extensions.

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


During the quarter ended May 31, 1999, 8,000 share were optioned and exercised at $.01 per share for cash.

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


NOTE 8.  LEASE COMMITMENTS

Big Blue is leasing three automobiles under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2000. Required payments for each of the next five years and in the aggregate are:

                  Fiscal year ended May 31,

                           2001                     13,848
                           2002                      7,529
                           2003                      7,530
                                                  --------

                           Total payments         $ 33,215
                                                  ========


NOTE 9.  NOTES PAYABLE

Notes payable consist of the following at May 31, 2000:


10% Note due by Company to Market Media                50,000

10% Note payable to McKinley Capital
    originally due 60 days from September 1, 1998
    but extended for another ten months. This
    note has a call to be paid should the ICT
    obtain financing of $250,000                       37,500
                                                    ---------

                                                    $  87,500

NOTE 10.  INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

         Computed at the expected statutory rate               35%

         Surtax exemption                                     (20)

         Benefit of net operating loss carryforward           (15)
                                                          --------

         Income tax expense - effective rate                    0%
                                                          ========

At May 31, 2000, the Company had certain timing differences which gave rise to a net deferred tax asset, all of which was reserved by a valuation allowance. The components of that net deferred tax asset were as follows:

         Net operating loss carryforward                   $60,000

         Less valuation allowance                          (60,000)
                                                           -------
         Net deferred tax asset                            $     -
                                                           =======

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

    Monroe A. Ashworth III     59    President               February 2000




         Each of the directors is elected to hold office until the next annual meeting of the shareholders or until removed. Annual meetings of the shareholders are to be held on the third Tuesday of September. The Company has no audit or compensation committees.

         Set forth below is certain biographical information regarding the Company's current executive officers and directors:

DAVID N. SHROFF, the Company's chief executive offers and director, received a Bachelor of Science Degree from Oklahoma State University in engineering and fluid design. He first worked as an engineer for Gulf Oil Corporation and was later senior manager and assistant to the vice-president of Cities Service Pipeline. Later, while serving as vice president of Dalco Petroleum Company, he participated in taking the Company public through a reverse merger. In 1982, Mr. Shroff founded and managed CAM Energy Corporation, which evaluated and acquired various oil and gas properties in Texas, Oklahoma, and New Mexico. He has since served as an executive at Penn Pacific Corporation, a public oil and gas exploration company, and Tierra Environmental Corporation before co-founding Big Blue, Inc. in 1994. From 1994 to September 1998, Mr. Shroff served as chairman of the board and vice-president of Big Blue, Inc. In September of 1998, Mr. Shroff was elected president of International Cavitation Technologies, Inc. and served in this capacity until he was promoted to chief executive officer. Mr. Shroff is co-inventor of the Ion Collider technology utilized by the Company and is responsible for the day-to-day operations of the Company including the design and manufacture of various types of ion colliders and the implementation of the technology in various business applications.

MONROE A. ASHWORTH III, the Company's president received a Bachelors in Mathematics and Physics for the University of Texas. He has over 35 years of experience in the oil and gas engineering, explorations, and production industry, with 25 years of management at both the division and corporate levels. Mr. Ashworth's worked for The Superior Oil Company / Mobil Oil Corporation from 1968 to 1985 during which his responsibilities included strategic planning, research and development, budgets and finance, acquisitions, land management, exploration and production of both oil and natural gas, as well as supply and transportation. From 1985 to 1989, Mr. Monroe worked for Meridian Oil Inc. where he served as corporate land manager and the exploration coordinator. From 1989 to 1999, Mr. Ashworth has served as vice president of Exploration and Production of Falcon Seaboard. In February of 2000, Mr. Ashworth was elected president of International Cavitation Technologies, Inc. replacing Mr. Dave Shroff who assumed the position of chief executive officers at that time.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth summary information regarding the compensation paid to its executive officers. Information as to compensation of other executive offers is not presented because no person's combined compensation exceeded $100,000 during the reporting periods.

           SUMMARY OF COMPENSATION TABLE

Name and Current           Year ended    Consulting
Principal Position         May 31,       Fees            Salary       Total
------------------         ----------    ----------      ------       -----

David N. Shroff            2001
Chairman                   2000          $101,323       $ 12,000     $113,323
                           1999          $ 59,000              -       59,000



Monroe A. Ashworth III     2000          $  2,000
President                  1999
                           1998

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of May 31, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                  Amount and Nature
Name and Address                  of Beneficial
of Beneficial Owner               Ownership(1)               Percent of Class
-------------------               ------------               ----------------

David N. Shroff                          -0-                        -0-%

Monroe A. Ashworth III               22,500                       -----%

William D'Angelo                      --------                    -----%

Gary J. McAdam (2)                    --------                    -----%
14 Red Tail Drive
Highlands Ranch, Colorado 80126

Carrie S. Shroff (3)                  --------                    -----%
545 South Sandusky Avenue
Tulsa, Oklahoma 74112

Glenda K. Bretz                       --------                    -----%
6673 East 46th Place
Tulsa, Oklahoma 74145

David N. Nemelka                      --------                    -----%

Executive Officers and                --------                    -----%
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

                                   International Cavitation Technologies, Inc.

Date: September 21,  2001                 By /s/ David N. Shroff
                                               Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: September 21, 2001                  /s/ David N. Shroff, Director and
                                             Principal Financial and Accounting
                                             Officer